Form 10KSB
period 1998-12-31
SYNERGY 2000 INC
filed 1999-05-11
CIK 1042501

================================================================================

                      U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-KSB

(Mark One)
[X]           ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

              For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________to ________________

                         Commission file number: 0-24640

                               SYNERGY 2000, INC.
               ---------------------------------------------------
              (Exact name of small business issuer in its charter)

             Delaware                                         64-0872630
             --------                                         ----------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                   2815 Cox Ned Road, Chester Maryland, 21614
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (410) 643-8320

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1998 are $1,920,885.

         The aggregate market value of the common stock held by nonaffiliates of the issuer is $3,053,000 (as of May 7, 1999).

         The number of shares outstanding of the issuer's common stock is 10,651,500 (as of May 7, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

INFORMATION REQUIRED


Item 1. Description of Business.

        Reference is made to the Glossary at the end of this Business section for a definition of certain terms.

Introduction

Synergy 2000 Inc. (the "Company") since January, 1997 has been engaged in the business of providing consulting and management services relating to information systems. It is also a reseller of software in most instances arising from its consulting service. To date, a substantial portion of revenues have been provided from clients and customers seeking solution to problems relating to the year 2000 ("Y2K"). The Company also provides broad based advisory services in connection with the organization and management of information departments of clients. ("Management Advisory Services")

Some computer applications and computer software recognize any year ending in "00" as "1900". Additionally, many computers were manufactured with built-in programs or embedded chips which recognize twentieth century dates only. As a result there is potential for computer programs and hardware not to function or function incorrectly upon January 1, 2000. For example, a billing system that does not recognize a date containing 2000 may not send bills or notices after December 31, 1999. For example, medical equipment which operates on a computer with timing software may cease to function altogether. This problem could result in the inability of a client to operate its business profitability or possibly not at all. Industry and government have undertaken significant programs to make certain that computer systems are Y2K complaint. The Securities & Exchange Commission requires disclosure of Y2K problems of public companies.

Finally, the Company is seeking to diversify its business and in June, 1998 formed a joint venture corporation - Argos 2000, Inc. ("Argos") to market software for certain aspects of the auto insurance industry (See Item 7). The Company also desires to increase its Management Advisory Services.

The Company's principal office is located at 2815 Cox Neck Road, Chester, Maryland 21614 and its telephone number is 410-643-8320. The Company was formed in February 1996 and began operations in 1997. It has not experienced a consolidation, merger, bankruptcy or other material reclassification.

Nature of Company's Products or Services Offered.

Each client's needs are unique and potentially complex, and with the Company's Year 2000 and Beyond products and services, the Company creates a unique solution to meet their specific needs.

The Company has identified multiple niche tools and services specifically for the Year 2000 marketplace for each computer platform (mainframe, PC's and client server). The identification of these multiple products and services allows the Company to pick and chose the best solutions for the client's needs. The Company provides comprehensive Year 2000 hardware and software solutions for PC, LAN, and Client Server environments. The Company's solution, Desktops Unlimited, includes automated tools, project management and technical staff, as needed, for inventory, impact analysis, detailed analysis, remediation and testing of Year 2000 issues. A network of senior information technology executives is available through the Company to manage large scale information technology; develop information technology strategies and implement tactical plans; serve as a temporary chief information officer. The Company provides mainframe and embedded systems Year 2000 solutions using third party technology services and engineers.

The Company's strategy for its Y2K business includes entering into arrangements with software developers providing products to solve Y2K problems. These arrangements are generally oral and informal. A part of the arrangement the Company acts as a reseller of software in connection with its contracts with clients and in some instances merely resells the software. The supplier on the other hand may provide technical support and training either directly to the Company or to the Company's clients.

To perform its agreements the Company utilizes a pool of independent consultants, generally programmers, engineers and project managers, who act as independent contractors or are subcontracted to the client. The costs of consultants are paid pursuant to the agreement with or directly by the client. The personnel are hired as independent contractors on a "per contract" or "task order" basis; whereby, the scope of work given and payment made to each person is based upon the work assignment in Synergy's project scope of work.

The Company has entered into a variety of arrangements to assist its clients to solve their Y2K problems. These range from simply providing software developed by others, consulting on various aspects of Y2k compliance program or managing the entire program. In some instances the Company may sell the required software and provide consulting and management services.

The Company offers its services to clients with diverse operating systems, computer language and hardware systems, operating systems included. Microsoft Windows 3.1, 95 and 97, MVS/ESA, OS/390, AS/400, and other related systems. Language support includes COBOL, RPG/400, PL/1, Natural, Assembler, Visual Basic and some 4GLs. Major databases supported include Oracle, Sybase, DB2/400, Informix, Ingres, and Access. Hardware serviced includes, Pentium PC's, SUN, Hewlett-Packard, NCR, and IBM platforms.

Synergy 2000 offers the newly introduced "DESKTOPS Unlimited" service which, through the use of automated tools, scans the hard drive of desktop computers for recognizable software programs which are known to be vulnerable to date dependencies. The system provides an on-screen display of the risks identified, compiles lists of programs which need fixes and suggests remedial action.

Synergy 2000 resells various third party software to analyze PC spreadsheets, analyze and remediate PC based computer languages to correct potential Year 2000 problems. The third party software utilized is selected based on a specific client's technology environment. Most of the software sales are made in conjunction with consulting services.

During 1998 the Company derived approximately 30% of its revenues from the sale of Y2K software unrelated to the performance of consulting services. Most of these revenues were derived from the sale of software from 1st Development Inc. The software consisted of analysis tools for client services and PC to embedded Y2K problems. The Company anticipates deriving a lower proportion of its revenues from software sales and insignificant revenues from 1st Development Inc. in 1999.

Management Consulting Services, project management, organizational and workforce issues related to company reorganizations, mergers and acquisitions, growth and general process improvement, employee relations and development are provided to clients in a variety of industries. These services are offered independently or in conjunction with our technology services as a part of a totally integrated technology and organizational solution.

Marketing

The Company markets its products through the efforts of its President and Executive Vice President and independent sales representation who are paid a retainer and commission on clients introduced to the Company by them. It has been endorsed by or named as a preferred provides of Year 2000 solutions by the National Food Processor Association, Counsel of Insurance Agent and Brokers
(CIAB), and the Professional Insurance and Agents of America (PIA), among others.

During 1997 and 1998 the Company derived more than 5% of its revenues from several customers. In 1997 the Company derived over $160,000 of its revenues from a contract for Management Advisory Services with Jefferson Pilot Insurance Company. In 1998 based on unaudited results the Company derived approximately $300,000 (approx. 22%) of its revenues from Marsh and McLennen Companies, Inc., $635,000 (approx. 45%) from Zenith Insurance Company and $100,000 from Burlington Insurance Group, Inc. The Company, however, does not believe this to be necessarily significant as the Company derives its revenues from performing agreements all of which are relatively short term. Once a project is complete the Company must obtain a new project to replace it. To date, the Company generally has been able to enter into new projects with new clients.

The Company believes its multi platform approach utilizing different products and approach for the Y2K solution, enables it provide services to a broad range of clients.

Synergy 2000 marketing endorsements enable the Company to reduce the cost of sale and have direct contact with over 24,000 customers. These Affinity Marketing Endorsements include: National Food Processors Association (NFPA):
Membership 500; Council of Insurance Agents and Brokers (CIAB): Membership 270; National Association of Professional Insurance Agents (PIA): Membership 22,000; Guy Carpenter (a Marsha & McLennan Company): Client Base of 1,500.

Employees

The Company has only four full-time employees. Two of these employees are the President and Executive Vice President, a third is an administrative assistant and the fourth is a newly hired management employee. The Company's services are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services.

Intellectual Property

The Company does not develop its own software and has no copyrights or patents or other proprietary rights. Certain aspects of the Company's insurance program are copyrighted by the developer. The Company has received a license for the marketing of this product.

Competition

The Computer consulting business and management advisory business are highly competitive. Competition in the industry is generally based on cost and technical ability. The Company competitive strategies include offering a wide array of software solutions for the clients problems through its knowledge of the available software and its relationships with independent engineering and software firms. Therefore, the Company is not wedded to a particular solution and is able to utilize new products. The Company also competes by offering a package which includes personnel. The Company's endorsements reduce sales costs and enables the Company to provide service at a lower price. The Company is not a significant factor in the business in which it operates. Many of the Company's competitors have significantly greater financial and other resources.

Description of Y-2K Arrangements

The Company has contracted with Nevamar, a Division of International Paper to provide Y2K conversion of the client's mainframe program. The Company will utilize mainframe tools from Computer Information Services. Day to day management of the project will be provided by consultants to the Company. The project involves several phases from analysis of database, to modification of applications and data and testing. The Company will be paid a fee upon completion of every phase.

An agreement was entered with Zenith Insurance. The project involved Y2K solution multiple client servers and P.C. workstations. The Company will use IST Year 2000 Analysis Suite for the project. The Company will be paid a fee for services in various installments. The projects will be managed by independent consultants contracted by the Company(Synergy). The project was completed ahead of schedule.

The Company has entered into an agreement with Stanislaus Food Products to provide Y2K conversion services for their client server and embedded systems using Convert-Tech analysis and remediation capabilities and EQE engineering services for the embedded systems. The Company will be paid a fixed fee for a fixed scope of work.

The Company entered into agreement with Marsh and McLennen Companies, Inc. to sell software for Y-2K solution to this client and provide training. It is also entered into agreement with American Power for the sale of software.

Management Advisory Services Agreement

In 1997 the Company completed a Management Advisory Services agreement with Jefferson Pilot Insurance Company. Pursuant to the Agreement the Company provided advise concerning the clients' information technology department recommending selection of technology and software and advisory of staff organization and personal choices.

Insurance

Carnet Insurance Agency an insurance agency located in Los Angeles, California through its wholly owned subsidiary Argos Technology, Inc. ("ATI") developed software processing system ("Argos System"). Carnet Insurance Agency is owned by an affiliate of the Company. This system provides a fully automated policy administration system for non-standard automobile insurance policies. Non-standard insurance include insurance for high risk drivers, drivers with traffic violations and drivers not able to obtain a good driver discount. It also includes less affluent insureds requiring installment payments of premiums. The system was developed from approximately September of 1996 until April 1997. After one month of testing, the system went live on May 1, 1997 at Carnet Insurance Agency and is still operational. The system has processed over 70,000 insurance policies and all related activities since that date. The system processes the binding of insurance, underwriting, rating, policy issuance, billing and claims administration required by an automobile insurance company. It interfaces with all outside rating services as well as electronic transference of information to motor vehicles. The Argos System is proprietary to Carnet and it has copyrighted certain aspects of the Argos System. ATI has granted Argos the exclusive marketing right, Carnet has the right to utilize the Argos System in connection with the administration of Carnet's operations. It has no right to market the System in competition with Argos. See Item 7 Certain Relationships and Related Transactions.

The Company through Argos 2000 intends to introduce the Argos System at the Insurance Accounting and Systems Association conference in early June 1999. In conjunction with its marketing, Argos 2000 has prepared sales literature and will introduce a web site. The Company's newly hired manager will devote a portion of his time to Argos 2000 for the marketing of this product. The Company's independent sales agents will also be utilized to solicit sales for the Argos System on behalf of Argos 2000. The Company will utilize its existing personal and independent contractor network to provide technical services for Argos 2000. The Company will be able to introduce and sell and service products without major funding. As is customary in software licensing and sales. The system will need to be modified for each customer to meet the unique characteristics and requirements of the customer. It is contemplated that deposits will be made by the customer to offset expenses of each sale. This product is the first product for the Company's planned entrance into the insurance marketplace. The target clients are small insurance companies and managing general agents (large insurance agencies that represent various insurance companies in the market place). The Company believes that the Argos System will enable any Company clients to rapidly enter the non standard automobile insurance market. The system has the technical flexibility to scale up or down according to client size and to expand to other produce lines beyond non-standard auto line. The non-standard auto insurance market is a unique niche with a lack of software providers.

                                    Glossary


Applications: Software programs that enable the computer to provide useful work, usually industry or company specific, such as inventory control, attendance tracking, policy processing, etc.

Applications Maintenance: Once an evaluation is developed, any activity to keep programs running and in satisfactory condition: including upgrades, elimination of faults and bugs and other corrections and repairs.

Automated Tools: A software program that will aid a programmer in the development or repairing of software or hardware.

Client/Server: The relationship between machines in a communications network. The client is the requesting machine; the server is the supplying machine.

Computer Code: The set of statements that outlines the way in which functions may be performed and date represented. The computer rules used to convert data from one representation to another.

Databases: A collection of data in a centralized library, made up of related date and records.

Dead Code: Computer code that is no longer used but still resides on the system. Generally, should be identified and eliminated or archived.

Hardware: The physical equipment of the technology world including magnetic, electronic and mechanical devices such as mainframes, PC's, servers, printers, etc.

Languages: A way of passing information to the computer other than through direct code. Set of rules, conventions and representations used to convey information, process and procedures. Examples include FoxPro, PowerBuilder, COBOL, and RPG..

Local Area Networks: A communications network linking various hardware devices within a facility using continuous cable or in-house voice/data system.

Mainframe: The largest and most costly class of computers used for running large data processing operations with millions of transactions and large databases.

Open Systems: A computer or operating design for which detailed specifications are provided by the manufacturer, allowing other vendors to produce compatible hardware and software.

Operating System: The master set of programs that manage the computer. Controls input and output to peripherals such as screens, keyboards, etc., among other things.

Proprietary Hardware: Specific hardware dedicated to a set of pre-defined applications that cannot be used for other purposes.

Software: Instructions that direct the hardware to do work.

Software Applications: Programs that are written to perform specific tasks.


Item 2. Description of Property.

The Company rents executive office space in Washington, D.C. and Pasadena, CA on a month-to-month basis. The officers also operate offices from their homes. No property is owned directly by the Company.


Item 3.  Legal Proceedings.

No legal proceedings are currently on-going, contemplated or threatened.


Item 4.  Submission of Matters to a Vote of Securities Holders.

No matter was submitted to shareholders.

Item 5.  Market for Common Equity and Related Stockholder Matters.

The common stock of Synergy 2000 began trading in October of 1997 on the Over-the-Counter stock market known as the NASDAQ Election Bulletin Board. The quarterly high and low closing bid prices for the quarters recently ended provided is shown below.

                         1997
                         ----
                   High        Low
                   ----        ---
4th Quarter        4.437       2.125

                         1998
                         ----
1st Quarter        5.50        4.375
2nd Quarter        5.593       5.00
3rd Quarter        5.50        5.00
4th Quarter        4.50        2.375

These Over-The-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of February 28, 1999 there were 98 recordholders of the Company's common stock.

Transfer Agent

The transfer agent and registrar for the Company's Common and Preferred Stock is Securities Transfer Corporation, P. O. Box 701629, Dallas, TX 75370.

Item 6. Management Discussion and Analysis

Introduction

The Company revenues are derived from the performance of consulting and management arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts.

Statement of Operations December 31, 1998 to December 31, 1997 (unaudited)

The Company's revenues or fee bills was approximately $1,920,885 for the year ended December 31, 1998 compared to approximately $480,335 comparable period in 1997. The increase was due primarily to increase in the number of consulting arrangements entered into by the Company as well as increased revenues derived from the sale of software.

The Company's operating expenses during the year ended December 31, 1998 were $1,883,832 compared to $478,975 during the comparable period. The increased expenses were primarily attributable to the increased volume. The increase in pre tax and after tax net income is primarily the result of increased volume.

The Company does not believe that 1997 is a representative year as the Company did not commence operations until January 1997. A substantial portion of its activities in 1997 were devoted to start-up activities. During this period the Company incurred marketing and other expenses arising prior to substantial income producing activities.

The Company is not aware of any trend that will adversely affect its revenues in 1999. The Company relies on programmers to perform its contracts and from time to time there have been shortages of programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid to consultants.

The Company revenues beyond 1999 are dependent upon its ability to diversify beyond offering Y2K services.


Liquidity

The Company's working capital was approximately $412,850 as of December 31, 1998 compared to approximately $299,000 at December 31, 1997. The increase was primarily attributable to accounts receivable arising from increased revenues.

The Company has derived its cash from operations and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is available for its present operations for the next twelve months.

Item 7. Financial Statements and Exhibits.

         (1) 1996 and 1997 Audited Financial Statement including Income Statement, Cash Flows and Changes in Shareholder Equity, including 1998 Interim Unaudited Financial Statement for September 30 and the nine period then enter including Balance Sheet and Statements of Income, Cash Flows and Changes in Shareholder Equity.


Item 7. Financial Statements. See Item 13

F-1. Audit Report for 1997 and 1998.



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No change in accountants has occurred and no disagreements have occurred.

Item 9. Directors, Executive Officers, Promoters and Control Persons.


Eli Dabich, Jr.            -        President and Director
Jeanette Tebrich Smith     -        Exec. Vice President, Secretary and
                                    Director
Virgil Pittman             -        Director

ELI DABICH, JR., age 59, is President and a Director of Synergy 2000. He oversees operations and participates in sales and marketing activities. A 1963 graduate of the U. S. Naval Academy, Dabich earned his B.S. in Engineering and served in the Navy, initially as a naval aviator. He earned the M. S. degree in Administration from George Washington University in 1970, and during the period from 1968-1970, he taught chemistry and computer science at the Naval Academy.

From 1970-74, Dabich served as a marketing representative with IBM. From 1974-82, he worked as senior vice president of Sun Life Insurance Company in Baltimore, where he was responsible for data processing and administrative services. From 1982-88, Dabich served as executive vice president for administration and finance for Maryland Casualty Company. There, he was responsible for over 600 people and a budget of $50 million. Responsibilities included information systems, human resources, agency automation, software development, and systems and administration. From 1988-90, he served as National Director of Insurance Consulting for Coopers & Lybrand.

From 1990-93, Dabich was senior vice president of Nationale Nederlanden, North American Corporation, in Washington, DC. There, he was responsible for the operations of thirteen property and casualty insurance companies in the US and Canada having $2.5 billion in premium revenue. From 1993-95, Dabich served as senior vice president and Chief Administrative Officer for TIG Insurance Company (a TransAmerica Insurance company), where he was responsible for administrative services, human resources, information systems and other related duties. In 1996 in Baltimore, Dabich started a personal consulting practice in the field of information processing, which ultimately led into the development of a network of professional information systems practitioners and the development of Synergy 2000.

JEANETTE TEBRICH SMITH, age 50, Executive Vice President, Secretary and a Director of Synergy 2000 serves the company in operations and administration. She earned the B. A degree in History/Education at UCLA and worked for Greyhound Personnel Services from 1977-80, where she served as regional manager. From 1980-86, Smith served as Vice President Human Resources & Administration for Bekins Moving and Storage in Glendale, CA. There, she directed human resources for headquarters and field locations. From 1986-95, Smith served as Assistant Vice President, Human Resources, for TransAmerica Insurance Company in Los Angeles, CA, where she provided support to field human resource managers nationally. Her key responsibilities included enhancement of employee relations, training, salary and benefits administration, organization development and employment.

In 1995, Jeanette Tebrich Smith formed a personal consulting practice and network in association with Eli Dabich and others. She consulted in the areas of corporate restructures and relocation, human resources, team building, recruiting, resolution of employee conflicts, and other related topics. The consulting practice led to recruiting of computer programming specialists needed by customers to resolve computer date-change program problems. In 1997, she joined Synergy 2000.

VIRGIL L. PITTMAN, JR., age 57, is a director of Synergy 2000. He received his
B. S. degree in Physics and Math from Northwestern Louisiana State University in Natchitoches, LA in 1964. He joined the Navy and worked in data gathering and systems development. He has held several management positions in the insurance field including vice presidential posts with USAA, Equitable, and Nationwide Insurance. In 1987, he joined Fireman's Fund Insurance where he serves today as Senior Vice President. There, he is responsible for management of billing and collection of $3 billion in annual premiums for the company. He is widely known for his experience and capability in the information management field. He became a director of Synergy 2000 in 1997.

Each director holds office for a term of one year or until his or her successor is elected and qualified.

Item 10. Executive Compensation.

The following table sets forth all compensation paid by the Company during 1997 and 1998 to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                  Annual
Position                                Year                     Compensation
-------------------------               ----                     ------------
Eli Dabich, Jr.                         1997                     $110,000
President, Chief Executive
Officer

                                        1998                     $100,000


Jeanette Tebrich Smith                  1997                     $113,780
Executive Vice President

                                        1998                     $108,520



The Company entered into one year employment agreements with Eli Dabich Jr. and Jeanette Tebrich Smith as president and executive vice president respectively. The agreement provide for the payment of an annual salary of $110,000 and $106,000 to Jeanette Tebrich Smith. The agreements expires in March, 1999 . It is anticipated that new employment agreements will be entered into upon terms to be determined.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Shareholders owning more than 5% of the common stock of the corporation and the number and percent of outstanding shares owned as of December 31, 1998 are as follows:

                                                                     Percentage
                                         Number of                   Of Company
Name of Shareholder                      Shares Owned                Owned
-------------------                      ------------                ----------

Eli Dabich, Jr.                          3,780,000                   36%
2815 Cox Neck Road
Chester, Maryland 21614

Jeanette T. Smith                        2,520,000                   24%
225 South Lake Avenue
Pasadena, CA 91101

Michael York                             2,200,000                   21%
160 Cypress Avenue
Hermosa Beach, CA  90254

William Tabor*                             625,000                   6.1%
1479 Old Robinson Road
Louisville, Mississippi 39339

*These Shares are beneficially owned by William Tabor but held of record by Mr. Tabor and other affiliates or associates of Mr. Tabor

Item 12.  Certain Relationships and Related Transactions.

Disclosure as to relationships existing among officers, directors and shareholders:

On the date of incorporation, February 21, 1996, five million (5,000,000) shares were issued to the initial officer, director, and founder of the corporation, William E. Tabor. On October 1, 1996, four million shares (4,000,000) were issued to Corporate Service Group (controlled by Tabor) for corporate development and management support.

On January 17, 1997, current management joined the company and obtained control of the company from Corporate Service Group and Tabor. Of the 9,000,000 shares owned by Corporate Service Group and William E. Tabor, a total of 8,500,000 shares were returned to the treasury and canceled for a consideration of $67,000. Eli Dabich, Jr., current President and Director, was issued 3,780,000 shares of common stock at par value totaling $3,780, and Jeanette T. Smith, current Executive Vice President, was issued 2,520,000 shares of common stock at par value or $2,520. The issuance was treated as an expense. At the same time, Michael York acquired 2,200,000 shares for a consideration of $100,000.

All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent and disinterested outside directors who will have access, at the Company's expense, to the Company's legal counsel, and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties under similar circumstances.

Corporate Service Group ("Corporate Services"), an affiliate of Mr. Tabor, performed services for Synergy 2000 for a fee. The services were generally related to compliance and shareholder matters. Total fees earned by Corporate Service Group from Synergy Securities 2000 in 1997 and 1998 were $77,451 and $33,000. An additional $67,000 was paid to the Tabor Group in January, 1997 for redemption and cancellation of shares as described above.

In June, 1998 the Company formed Argos to market software programs for the insurance industry. In connection with the formation the Company contributed 200,000 shares of its common stock and received 51% of Argos. Argos Technology, Inc. ("ATI") the other major shareholder received 39% of the shares of Argos and granted Argos an exclusive license to market the Argos Systems. A majority of the shares of ATI are owned by CarNet a corporation controlled by Michael York, a principal shareholder of the Company.

The license is for an initial term of ten years and provides for a royalty payable to ATI of 10% of the gross sales revenue of Argos System. The license contains sales commitments of Argos Systems by June 30, 2000. If the Company has not sold ten of the Argos Systems by June, 1999, ATI will receive 75,000 shares of the Company's common stock contributed to Argos by the Company. If the additional ten units are not sold by June 30, 2000 an additional 75,000 shares will be transferred to ATI. Upon any inability to meet such sales requirements the exclusive license would remain in effect. The Agreement may be terminated by Licensor upon an uncured breach of the License, bankruptcy of Argos 2000 or sale of more than 50% of the outstanding shares of Argos 2000. Upon termination Argos 2000 will be prohibited from marketing the System but will remain liable for unpaid royalties. The rights of end uses would not be affected by termination.

Item 13. Exhibits & Reports (reciting exhibit numbers on Form 8-K).

         3.02(5) Articles of Incorporation and By-laws.*

         10.     Material Contracts.*

         10.1    Employment Agreements of Eli Dabich, Jr. and Jeanette T.
                 Smith.*

         10.2    Company Contract with International Paper.*

         10.3    Company Contract with Marsh and McLennan Companies, Inc.*

         10.4    Company Contract with Zenith Insurance Company.*

         10.5    License Agreement of Argos 2000, a majority-owned subsidiary.*

         21.     Schedule of Subsidiaries.*

         27.     Financial Data Schedule.

         * Previously Filed with the Company's Form 10-SB and incorporated herein by reference.

                           STEPHEN D. MILNER, CPA, PA
--------------------------------------------------------------------------------
                          Certified Public Accountant
                      17 Toy Street - Greenville, SC 29601
                   Phone (864) 233-5984 - Fax (864) 233-7751



                          REPORT OF INDEPENDENT AUDITOR
                          -----------------------------



Board of Directors
Synergy 2000, Inc.

I have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy 2000, Inc., at December 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
March 31, 1999

                       SYNERGY 2000, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                  December 31,
                                                                      1998
                                                                ----------------
ASSETS
------

     Current Assets:
         Cash                                                          $ 90,212
         Accounts Receivable                                            214,718
         Common Stock Subscriptions Receivable                          112,500
         Other Current Assets                                            11,261
                                                                ---------------
              Total Current Assets                                      428,691

     Equipment, Net                                                       9,388

     Other Assets
         Intangible Assets, Net                                         912,745
         Organization Costs, Net                                             93
                                                                ---------------
              Total Other Assets                                        912,838
                                                                ---------------

              Total Assets                                           $1,350,917
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                              $ 15,841
                                                                ---------------
              Total Current Liabilities                                  15,841

     Deferred Income Taxes                                                8,281
     Minority Interest in Consolidated Subsidiary                       450,768

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,651,500 Shares                     10,651
         Common Stock Subscribed, 112,500 Shares                        112,500
         Capital in Excess of Par Value of Common Stock                 761,649
         Retained (Deficit)                                              (8,773)
                                                                ---------------
              Total Stockholders' Equity                                876,027
                                                                ---------------

              Total Liabilities and Stockholders' Equity             $1,350,917
                                                                ===============




See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                               Year                  Year
                                                               Ended                 Ended
                                                            December 31,          December 31,
                                                                1998                  1997
                                                        -------------------    ------------------
Fees Billed                                               $ 1,920,885             $ 480,335

Operating Expenses:
       Salaries                                               243,582               222,391
       Contract Services                                    1,233,433                37,451
       Taxes and Licenses                                      20,757                12,044
       Auto and Truck                                           3,628                 7,661
       Travel and Business                                     69,029                92,225
       Meals and Entertainment                                  1,465                 7,748
       Advertising                                             63,175                28,177
       Professional Fees                                       57,005                15,279
       Rent                                                    12,499                 5,778
       Telephone                                               25,306                11,607
       Supplies                                                15,713                11,343
       Insurance                                               29,042                11,163
       Postage and Shipping                                     4,126                 2,449
       Dues and Subscription                                    3,634                 2,079
       Investor Relations                                       5,079                 5,125
       Amortization                                            48,082                   ---
       Depreciation                                             1,536                   404
       Bad Debts                                               44,915                   ---
       Miscellaneous                                            1,826                 6,051
                                                        --------------         ------------
                                                            1,883,832               478,975
                                                        --------------         ------------

Net Income Before Income Taxes                                 37,053                 1,360
Income Tax Expense                                             (7,274)               (1,007)
                                                        --------------         ------------
Net Income Before Minority Interest                            29,779                   353
Minority Interest in Net Loss                                  20,016                   ---
                                                        --------------         ------------
Consolidated Net Income                                      $ 49,795                 $ 353
                                                        ==============         ============




See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                                          Capital                               Total
                                                      Common             In Excess          Retained            Stock-
                                     Common            Stock               of Par           Earnings           holders'
                                     Stock          Subscribed             Value            (Deficit)           Equity
                                 ---------------  ----------------    -----------------   --------------   -----------------
Balance -
  December 31, 1996                     $10,500          $250,000              $ 1,500           $ (421)           $261,579

     Shares Sold                          9,380               ---              104,420              ---             113,800
     Subscriptions
         Received                           137          (137,500)             137,363              ---                 ---
     Shares Redeemed                     (9,380)              ---               (6,620)         (58,500)            (74,500)
     Net Income                             ---               ---                  ---              353                 353
                                 ---------------  ----------------    -----------------   --------------   -----------------

Balance -
 December 31, 1997                       10,637           112,500              236,663          (58,568)            301,232

      Sale of Subsidiary
          Common Stock                      ---               ---              490,000              ---             490,000
     Shares Sold                             14               ---               34,986              ---              35,000
     Net Income                             ---               ---                  ---           49,795              49,795
                                 ---------------  ----------------    -----------------   --------------   -----------------

Balance -
 December 31, 1998                      $10,651          $112,500             $761,649         $ (8,773)           $876,027
                                 ===============  ================    =================   ==============   =================

See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                         Year                  Year
                                                                                         Ended                 Ended
                                                                                     December 31,          December 31,
                                                                                         1998                  1997
                                                                                  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                            $ 29,779                 $ 353
       Adjustments to Reconcile Net Income to Net Cash
        Provided by (Used) in Operating Activities:
            Depreciation                                                                        1,536                   404
            Amortization                                                                       48,082                    43
            Dec. (Inc.) in Accounts Receivables                                              (150,694)              (64,024)
            Dec. (Inc.) in Other Current Assets                                               (11,261)                  ---
            Inc. (Dec.) in Accounts Payable                                                    10,568                 4,673
            Inc. (Dec.) in Accrued Payroll Taxes                                              (10,395)               10,395
            Inc. (Dec.) in Deferred Income Taxes                                                7,274                 1,007
                                                                                  --------------------  --------------------

                   Net Cash Used in Operating Activities                                      (75,111)              (47,149)
                                                                                  --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Aquisition of Equipment                                                                 (7,289)               (4,039)
                                                                                  --------------------  --------------------

                   Net Cash Used in Investing Activities                                       (7,289)               (4,039)
                                                                                  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of Stock                                                                       35,000               251,300
       Redemption of Stock                                                                        ---               (74,500)
                                                                                  --------------------  --------------------

                   Net Cash Provided by Financing Activities                                   35,000               176,800
                                                                                  --------------------  --------------------


NET INCREASE (DECREASE) IN CASH                                                               (47,400)              125,612

CASH - BEGINNING                                                                              137,612                12,000
                                                                                  --------------------  --------------------

CASH - ENDING                                                                                $ 90,212             $ 137,612
                                                                                  ====================  ====================


See accompanying consolidated notes to financial statements.

                        SYNERGY 2000, INC. AND SUBSIDIARY
                   Consolidated Notes to Financial Statements
                                December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
This summary of significant accounting policies of Synergy 2000, Inc. (the Company) and its subsidiary is presented to assist in understanding the Company and its subsidiary's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, and industry practices, and have been consistently applied in the preparation of the financial statements.

Organization and Business - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically for the Year 2000 and beyond. The Company offers a suite of products and services for solving systems' problems related to the Year 2000 and the inability to process computer application code with date-related fields.

On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos 2000, Inc. for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its $.001 par value common stock. This common stock is not reflected as issued and outstanding in the accompanying consolidated financial statements since it is eliminated in consolidation. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable, license, throughout the world, to market certain proprietary software products. This transaction was valued at $960,785 which was the estimated fair value of the common stock issued by Argos 2000, Inc. as of June 25, 1998.

The results of operations presented in the accompanying consolidated financial statements include Argos 2000, Inc. from its formation on June 25, 1998 through December 31, 1998, and are insignificant.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Argos 2000, Inc. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 1998



Depreciation - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $1,536 for the year ended December 31, 1998 and $404 for the year ended December 31, 1997.

Intangible Asset - In June 1998, Argos 2000, Inc. acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated, year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $48,039 for the year ended December 31, 1998.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $43 for the year ended December 31, 1998 and $43 for the year ended December 31, 1997. Accumulated amortization was $122 at December 31, 1998 and $79 at December 31, 1997.

Deferred Income Taxes - For income tax reporting, the Company uses accounting methods that recognizes depreciation sooner than for financial statement reporting and does not recognize income and certain expenses until received or paid. As a result, the basis of equipment, accounts receivable, and certain accrued expenses for financial reporting exceeds its tax basis. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions, and increased income for tax purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

NOTE 2 - EQUIPMENT
         ---------
Equipment consists of the following:


                  Computer Equipment                                    $11,329
                  Accumulated Depreciation                               (1,941)
                                                                        =======
                                                                        $ 9,388
                                                                        =======

NOTE 3 - INCOME TAXES
         ------------
The income tax provision consists of the following:

                                                 1998                  1997
                                                 ----                  ----
                  Current                       $ ---                 $ ---

                  Deferred                       7,274                 1,007
                                               =======               =======
                                               $ 7,274               $ 1,007
                                               =======               =======

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 1998



The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment of $732 in 1998 and $3,874 in 1997.

NOTE 4 - STOCKHOLDERS' EQUITY
         --------------------
Common Stock - For the year ended December 31, 1998, the Company sold 14,000 shares of its $.001 par value common stock for a total price of $35,000.

For the year ended December 31, 1997, the Company sold 9,380,000 shares of its $.001 par value common stock for a total price of $113,800. Additionally, the Company redeemed 9,380,000 shares for a total price of $74,500.

Net Income (Loss) Per Share - Net income (loss) per common share has not been computed since it is not significant.

NOTE 5 - RELATED PARTY TRANSACTIONS
         --------------------------
For the year ended December 31, 1998, the Company paid Argos 2000, Inc. $77,769 for services provided to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the __th day of _____, 1999.

                                    SYNERGY 2000, INC.


                                      By:  /s/ Eli Dabach
                                           -------------------------------------
                                           Eli Dabach,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                                        Capacity                                     Date
--------------------------          ---------------------------------------------------         ------------------
/s/ Eli Dabach                         Director, President and Chief Executive                    April 15,  1999
------------------                     Officer (Principal Executive Officer, Principal
    Eli Dabach                         Financial and Accounting Officer)


/s/ Jeanette Tebrich                   Director                                                   April 15, 1999
---------------------
    Jeanette Tebrich

/s/ Virgil L. Pittman, Jr.             Director                                                   April 15, 1999
--------------------------
    Virgil L. Pittman, Jr.

