Form 10-Q
period 1999-03-31
SYNERGY 2000 INC
filed 1999-05-20
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
----- Exchange Act of 1934 for the quarterly period ended March 31, 1999

      Transition Report pursuant to Section 13 or 15 (d) of the Securities ----- Exchange Act of 1934 for the transition period from _________ to
      __________.

                         Commission Fle Number 000-24789

                               SYNERGY 2000, INC.
                               ------------------
        (Exact name of small business issuer as specfied in its Charter)

            Delaware                                       64-0872630
-------------------------------                      ------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


                  2815 Cox Neck Road, Chester, Maryland, 21614
                  --------------------------------------------
                    (Address of principal executve offices)

                                 (410) 643-8320
                                 --------------
                                   (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X              No
                                -----                -----

As of May 1, 1999, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                                Table of Contents

PART I   FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

          Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998

          Consolidated Statements of Retained Earnings as of December 31, 1998 and March 31, 1999.

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998

          Consolidated Notes to Financial Statements

         ITEM 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,            December 31,
                                                                     1999                   1998
                                                                 ----------             ----------
                                                                  (Unaudited)
ASSETS

Current Assets
   Cash                                                          $  326,983             $   90,212
   Accounts Receivable                                              290,137                214,718
   Common Stock Subscriptions Receivable                            112,500                112,500
   Other Current Assets                                              11,336                 11,261
                                                                 ----------             ----------
          Total Current Assets                                   $  740,956             $  428,691

Equipment, Net                                                        8,861                  9,388

Other Assets:
   Intangible Assets, Net                                           888,725                912,745
   Organization Costs, Net                                               83                     93
                                                                 ----------             ----------
          Total Other Assets                                        888,808                912,838
                                                                 ----------             ----------

          Total Assets                                           $1,638,625             $1,350,917
                                                                 ----------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                              $  254,344             $   15,841
                                                                 ----------             ----------
           Total Current Liabilities                             $  254,344             $   15,841

Deferred Income Taxes                                                17,824                  8,281
Minority Interest in Consolidated Subsidiary                        437,933                450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,651,500 Shares                        10,651                 10,651
   Common Stock Subscribed, 112,500 Shares                          112,500                112,500
   Capital in Excess of Par Value of Common Stock                   761,649                761,649
   Retained Earnings                                                 43,724                 -8,773
                                                                 ----------             ----------
          Total Stockholders' Equity                                928,524                876,027
                                                                 ----------             ----------

          Total Liabilities and Stockholders' Equity             $1,638,625             $1,350,917
                                                                 ----------             ----------

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended
                                                       --------------------------------
                                                       March 31,              March 31,
                                                          1999                   1998
                                                       ---------            ----------
                                                      (Unaudited)            (Unaudited)
Fees Billed                                            $ 862,684             $  73,222

Operating Expenses:
   Salaries                                               66,530                60,760
   Contract Services                                     650,579                 9,870
   Taxes and Licenses                                      6,620                 4,698
   Auto and Truck                                           --                   1,395
   Travel and Business                                    18,705                11,557
   Meals and Entertainment                                   740                   835
   Advertising                                            25,000                48,325
   Professional Fees                                       1,824                 9,748
   Rent                                                    3,039                 2,929
   Telephone                                               5,177                 5,435
   Supplies                                                2,078                 6,262
   Insurance                                               4,806                 3,683
   Postage and Shipping                                      515                 1,105
   Dues and Publications                                    --                     532
   Investor Relations                                      3,159                 4,090
   Amortization                                           24,030                  --
   Depreciation                                              527                   218
   Mscellaneous                                              150                    87
                                                       ---------            ----------
     Total Operating Exoenses                            813,479               171,529
                                                       ---------            ----------

Net Income (Loss) Before Income Taxes                     49,205               (98,307)

Income Tax (Expense) Benefit                              -9,543                 1,007

                                                       ---------            ----------
Net Income (Loss) Before Minority Interest                39,662               (97,300)
                                                       ---------            ----------

Minority Interest in Net loss                             12,835                     0

                                                       ---------            ----------
Consolidated Net Income (Loss)                         $  52,497             ($ 97,300)
                                                       ---------            ----------


See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                           Capital                         Total
                                                          Common          In Excess       Retained         Stock-
                                         Common            Stock           of Par         Earnings        Holders'
                                          Stock         Subscribed          Value        (Deficity)        Equity

Balance- September 30, 1998             $ 10,637         $112,500         $726,663        $ 49,544        $899,344

     Shares sold                              14             --             34,986            --            35,000
     Net Income                             --               --               --           -58,317         -58,317

Balance- December 31, 1998                10,651          112,500          761,649          -8,773         876,027

     Net Income                             --               --               --            52,497          52,497
                                        --------         --------         --------        --------        --------
Balance- March 31, 1999                 $ 10,651         $112,500         $761,649        $ 43,724        $928,524
                                        --------         --------         --------        --------        --------






See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                           March 31,             March 31,
                                                                             1999                  1998
                                                                          ---------             ---------
                                                                          (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                      $  39,662             ($ 97,300)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                          527                   218
          Amortization                                                       24,030                    11
          Dec (Inc) in Accounts receivable                                  -75,419               -29,681
          Inc. (Dec.) in Other Assets                                           -75                  --
          Inc. (Dec.) in Accounts Payable                                   238,503                  --
          Inc. (Dec.) in Payroll Taxes                                         --                   4,286
          Inc. (Dec.) in Deferred Income Taxes                                9,543                -1,007

                                                                          ---------             ---------
          Net Cash Provided by (Used) in Operating Activities             $ 236,771             ($123,473)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                    --                    -863

                                                                          ---------             ---------
          Net Cash Used in Investing Activities                                --                    -863
                                                                          ---------             ---------

NET INCREASE (DECREASE) IN CASH                                           $ 236,771             ($124,336)

CASH - BEGINNING                                                             90,212               137,612

                                                                          ---------             ---------
CASH - ENDING                                                             $ 326,983             $  13,276
                                                                          ---------             ---------




See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998.

Organization and Business - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepared them tactically and strategically for the Year 2000 and beyond. The Company offers a variety of products and services for solving systems' problems related to the Year 2000 and the inability to process computer application code with date- related fields.

On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos 2000, Inc. for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its $.001 par value common stock. This common stock is not reflected as issed and outstanding in the accompanying unaudited financial statements since it is eliminated in consolidation. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for Argos 2000, Inc., receiving an exclusive non-transferable, license, throughout the world, to market certain proprietary software. This transaction was valued at $980,785 which was the estimated fair value of the common stock issued by Argos 2000, Inc. as of June 25, 1998.

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

Revenue Recognition - Revenue from contract consulting services are recognized on the percentage-to-completion method. Revenue frm sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remian and collection of the resulting receivable is deemed probable.

Depreciation - The company's equipment is depreciated using the straight-line method. Depreciation expense totalled $527 for the three months ended March 31, 1999 and $218 for the three months ended March 31, 1998.

Intangible Assets - In June 1998, Argos 2000, Inc, acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated year 2000 compatible, policy administration sysatem designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $24,020 for the three months ended March 31, 1999.

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                                 March 31, 1999


Organization Costs - Organization cost ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $11 for the three months ended March 31, 1999 and 1998. Accumulated amortization was $133 at March 31, 1999.

Deferred Income Taxes - For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting and does not recognize income and certain expenses until received or paid. As a result, the basis of equipment, accounts receivable, and certain accrued expenses for financial reporting exceeds its tax basis. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions, and increased income for tax purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUIPMENT Equipment consists of the following:

                    Computer Equipment                   $11,329
                    Accumulated Depreciation              -2,468
                                                         -------
                                                          $8,861
                                                         -------

NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                                   1999           1998

                    Current                        $   --        $    --
                    Deferred                        9,543         -1,007
                                                   ------        -------
                                                   $9,543        -$1,007
                                                   ------        -------

The income tax provision differes from the expense that would result from applying statutory rates to income befre income taxes because of nondeductible meals and entertainment of $370 in 1999 and $418 in 1998.

NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock Subscribed - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at March 31, 1999.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company's revenues are derived from the performance of consulting and management arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additonal contracts.

Statement of Operations March 31, 1999 to March 31, 1998 (unaudited)

The Company's revenues or fees billed was approximately $862,000 for the quarter ended March 31, 1999 compared to approximately $73,000 for the comparable period in 1998. The increase was due primarily to an increase in the number of consulting arrangements entered into by the Company as well as increased revenues derived from the sale of software.

The Company's operating expenses during the quarter ended March 31, 1999 were approximately $813,500 compared to $171,500 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume. The Company had net income of $52,497 for the quarter ended March 31, 1999 and sustained a loss of approximately $97,300 in the comparable quarter in 1998. The increase in net income is primarily the result of increase volume.

The Company does not believe the first quarter of 1998 is a representative quarter as the Company was just beginning to derive revenues from income producing activities prior to such period. A substantial portion of its operations were devoted to start-up activities until 1998.

The Company is not aware of any trend that will adversely affect its revenues in 1999. The Company relies on programmers and consultants to peform its contracts and from time to time there have been shortages of such programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid for outside technical help.

The Company's revenues beyond 1999 are dependent upon its ability to diversify beyond offering Year 2000 services, which it is currently doing.

Liquidity

The Company's working capital was approximately $298,000 as of December 31, 1997 as compared to approximately $413,000 at December 31, 1998. The increase was primarly attributable to cash and accounts receivable rising from increase revenues.

The Company has derved its cash from operation and the sale of shares. The Company has no commtments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next 12 months.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               (Registrant)                      Synergy 2000, Inc.

               Date                              17-May-99

               By                                /S/ Eli Dabich, Jr.
                                                 ----------------------------
                                                 Eli Dabich, Jr. as Presidnet