Form 10-Q
period 1998-09-30
SYNERGY 2000 INC
filed 1999-05-28
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      X        Quarterly Report Pursuant to Section 13 or 15 (d) of the
-------------  Securities Exchange Act of 1934 for the quarterly period ended
               September 30, 1998

               Transition Report pursuant to Section 13 or 15 (d) of the ------------- Securities Exchange Act of 1934 for the transition period from
               ________ to _________.

                        Commission File Number 000-24789

                               SYNERGY 2000, INC.
        (Exact name of small business issuer as specfied in its Charter)

            Delaware                                    64-0872630
-------------------------------                     -------------------
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
          Yes          X                             No
                ------------------                       -----------------

As of December 1, 1998, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

          SYNERGY 2000, INC.

                                Table of Contents

PART I FINANCIAL INFORMATION

       ITEM  1 - Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 and
        December 31, 1997

        Consolidated Statements of Operations for the Three and Nine months ended September 30, 1998 and 1997

        Consolidated Statements of Retained Earnings as of December 31, 1997 and September 30, 1998.

        Consolidated Statements of Cash Flows for the Nine months ended September 30, 1998 and 1997.

        Consolidated Notes to Financial Statements

       ITEM 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations.


PART II        OTHER INFORMATION

               EXHIBIT 27 - Financial Data Schedule



SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,         December 31,
                                                                       1998                  1997
                                                                   -------------         ------------
                                                                    (Unaudited)
ASSETS
------
Current Assets
   Cash                                                                $141,232            $137,612
   Accounts Receivable                                                  272,841              64,024
   Common Stock Subscriptions Receivable                                112,500             112,500
                                                                     ----------            --------
          Total Current Assets                                         $526,573            $314,136

Equipment, Net                                                            4,532               3,635

Other Assets:
   Intangible Assets, Net                                               936,765                  --
   Organization Costs, Net                                                  104                 136
                                                                     ----------            --------
          Total Other Assets                                            936,869                 136
                                                                     ----------            --------

          Total Assets                                               $1,467,974            $317,907
                                                                     ----------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts Payable                                                     $44,645              $5,273
   Accrued Payroll Taxes                                                  9,020             $10,395
   Accrued Income Taxes                                                  51,237                  --
                                                                     ----------            --------
           Total Current Liabilities                                    104,902             $15,668

Deferred Income Taxes                                                        --               1,007
Minority Interest in Consolidated Subsidiary                            463,728                  --

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,651,500 Shares                            10,637              10,637
   Common Stock Subscribed, 112,500 Shares                              112,500             112,500
   Capital in Excess of Par Value of Common Stock                       726,663             236,663
   Retained Earnings                                                     49,544             (58,568)
                                                                     ----------            --------
          Total Stockholders' Equity                                    899,344             301,232
                                                                     ----------            --------

          Total Liabilities and Stockholders' Equity                 $1,467,974            $317,907
                                                                     ==========            ========


See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                 30-Sep                           30-Sep
                                                            -------------------              -------------------
                                                              1998         1997                1998         1997
                                                            --------     -------             ---------     ------

Fees Billed                                                $458,912       $230,795        $1,458,581       $377,789

Operating Expenses:
   Salaries                                                  60,760         54,000           182,280        168,300
   Contract Services                                        406,044         16,987           853,972         33,122
   Taxes and Licenses                                         3,886          2,309            14,476         10,571
   Auto and Truck                                                19          2,260             1,414          5,766
   Travel and Business                                       15,934         48,836            42,718         71,809
   Meals and Entertainment                                      178          3,860             1,455          4,801
   Advertising                                                4,578          7,189            62,838         14,340
   Professional Fees                                         28,392             --            42,640         13,635
   Rent                                                       2,863             --             8,777          2,250
   Telephone                                                  9,793          1,434            20,368          6,280
   Supplies                                                   2,583          3,189            11,874          6,328
   Insurance                                                  7,121          5,272            27,239          7,845
   Postage and Shipping                                       1,876            271             3,678          1,033
   Dues and Publications                                         38            666               690          1,545
   Investor Relations                                           201             --             4,617             --
   Amortization                                              24,052             --            24,052             --
   Depreciation                                                 224             --               668             --
   Mscellaneous                                               3,119          5,203             3,539          5,405
                                                          ---------        -------         ---------        -------
     Total Operating Expenses                               571,661        151,476         1,307,295        353,030
                                                          ---------        -------         ---------        -------

Net Income (Loss) Before Income Taxes                     ($112,749)       $79,319          $151,286        $24,759

Income Tax (Expense) Benefit                                 43,934        (18,556)          (50,230)        (5,228)
                                                          ---------        -------         ---------        -------

Net Income (Loss) Before Minority Interest                 ($68,815)        60,763           101,056         19,531

Minority Interest in Net Loss                                $7,717             --             7,056             --
                                                          ---------        -------         ---------        -------

Consolidated Net Income (Loss)                             ($61,098)       $60,763          $108,112        $19,531
                                                          =========        =======         =========        =======



See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                  Capital                        Total
                                                                   Common        In Excess       Retained        Stock-
                                                    Common         Stock          of Par         Earnings       Holders'
                                                    Stock        Subscribed        Value        (Deficity)       Equity
                                                    -------      ----------      ---------      ----------      -------
Balance - December 31, 1997                          10,637        112,500         236,663        (58,568)       301,232

     Sales of Subsidiary Common Stock                    --             --         490,000             --        490,000
     Net Income                                          --             --              --        108,112        108,112
                                                    -------       --------        --------        -------       --------
Balance - September 30, 1998                        $10,637       $112,500        $726,663        $49,544       $899,344
                                                    =======       ========        ========        =======       ========



See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                               --------------------------------------------
                                                                               September 30,                  September 30,
                                                                                    1998                          1997
                                                                               -------------                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                              $101,056                       $19,531
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                                 668                            --
          Amortization                                                              24,052                            32
          Dec (Inc) in Accounts receivable                                        (208,817)                      (37,465)
          Inc. (Dec.) in Accounts Payable                                           39,372                        14,950
          Inc. (Dec.) in Payroll Taxes                                              (1,375)                       15,551
          Inc. (Dec.) in Deferred Income Taxes                                      (1,007)                           --
          Inc. (Dec.) in Accrued Income Taxes                                       51,237                         5,228
                                                                                  --------                       -------
          Net Cash Provided by (Used) in Operating Activities                       $5,186                       $17,827

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                         (1,566)                           --
                                                                                  --------                       -------
          Net Cash Used in Investing Activities                                     -1,566                            --
                                                                                  --------                       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Stock                                                                    --                       138,800
   Redemption of Stock                                                                  --                       (74,500)
                                                                                  --------                       -------
          Net Cash Provided by Financing Activities                                     --                        64,300

NET INCREASE (DECREASE) IN CASH                                                     $3,620                       $82,127

CASH - BEGINNING                                                                   137,612                        12,000
                                                                                  --------                       -------
CASH - ENDING                                                                     $141,232                       $94,127
                                                                                  ========                       =======

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997.

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

The results of operations presented in the accompanying unaudited consolidated financial statements include Argos 2000, Inc. from its formation on June 25, 1998 through September 30, 1998, and are insignificant.

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

Depreciation - The company's equipment is depreciated using the straight-line method. Depreciation expense totalled $668 for the nine months ended September 30, 1998.

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)

                               September 30, 1998


Intangible Assets - In June 1998, Argos 2000, Inc, acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated year 2000 compatible, policy administration sysatem designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $24,020 for the nine months ended September 30, 1998.

Organization Costs - Organization cost ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $32 for the nine months ended September 30, 1998. Accumulated amortization was $111 at September 30, 1998.

Deferred Income Taxes - For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting and does nt recognize income and certain expenses until received or paid. As a result, the basis of equipment, accounts receivable, and certain accrued expenses for financial reporting exceeds its tax basis. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions, and increased income for tax purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUIPMENT
------------------
Equipment consists of the following:

                  Computer Equipment                  $5,604
                  Accumulated Depreciation            (1,072)
                                                      ------
                                                      $4,532
                                                      ------
NOTE 3 - INCOME TAXES
---------------------
The income tax provision consists of the following:

                                                      1998
                                                    -------
                Current                              51,237
                Deferred                             (1,007)
                                                    -------
                                                    $50,230
                                                    -------

The income tax provision differes from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment of $727.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Common Stock Subscribed - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at September 30, 1998.

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                               September 30, 1998

Net Income Per Share - Net income per common share has not been computed since it is not significant.

Note 5 - RELATED PARTY TRANSACTIONS.
------------------------------------
For the nine months ended September 30, 1998, the Company paid Argos 2000, Inc., $72,044 for services provided to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

Introduction

The Company's sales are comprised primarily of providing consulting and management services relating to information systems. It is also a reseller of software in most instances arising from its consulting services. In additon, a substantial portion of its sales have been provided from clients and ccustomers seeking solution to problems relating to the year 2000 (Y2K).

It is anticpated that certain repeat customers will be using the Company for expanded new program development in both the Y2K area as well as new program development. The Company is also entering into new areas of consulting and maintenance whereby the Company's personnel will be developing entirely new programs for exisitng and new customers, implementing those programs and maintening that system.

The Company's consulting and management arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additonal contracts.

Statement of Operations September 30, 1998 to September 30, 1997 (unaudited)

The Company's revenues or fees billed was approximately $458,912 and $1,458,581 for the three and nine month month periods ended September 30, 1998 compared to approximately $230,795 and $377,789 for the comparable periods in 1997. These increases were due primarily to an increase in the number of consulting arrangements entered into by the Company as well as increased revenues derived from the sales of software.

The Company's operating expenses during the three and nine month periods ended September 30, 1998 were approximately $571,661 and $1,307,295 compared to $151,475 and $353,030 during the comparable periods in 1997. The increased expenses were primarily attibuted to the increased volume. The Company had net income of $108,112 for the nine month period ended September 30, 1998 and a profit of approximately $19,531 in the comparable period in 1997. The increase in net income is primarily the result of increased volume. The Company incurred a loss of $61,098 during the quarter ended September 30, 1998 compared to a profit of $60,763 in the comparable period in 1997. The loss resulted from the accrual of operating expenses for projects producing fees in subsequent periods. The Company does not believe the first nine months of 1997 is a representative period as the Company was just beginning to derive revenues from income producing activities prior to such period. A substantial portion of its operations were devoted to start-up activities until 1998.

The Company is not aware of any trend that will adversely affect its revenues in 1998. The Company relies on programmers and consultants to perform its contracts and from time to time there have been shortages of such programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid for outside technical help.

The Company's revenues beyond 1998 are dependent upon its ability to diversify beyond offering Year 2000 services, which it is currently doing.

Intangible Assets

In June 1998, Argos 2000, Inc, acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated year 2000 compatible, policy administration sysatem designed for the automobile industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $24,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

The Company's working capital was approximately $421,000 as of September 30, 1998 compared to approximately $299,000 at December 31, 1997. The increase was primarily attributable to the increase in accounts receivable resulting from increased revenues.

The Company has derived its cash from operations and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is adequate for its present operations for the next twelve months.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               (Registrant)         Synergy 2000, Inc.

               Date                 26-May-99

               By                   /s/ Eli Dabich, Jr.
                                    ---------------------------
                                    Eli Dabich, Jr. as President