Form 10-Q
period 1999-06-30
SYNERGY 2000 INC
filed 1999-08-17
CIK 1042501

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q

  X     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-----   Exchange Act of 1934 for the quarterly period ended June 30, 1999

-----   Transition Report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the transition period from       to     .

                        Commission Fle Number 000-24789

                              SYNERGY 2000, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

                    Delaware                                                64-0872630
-------------------------------------------------------------      ---------------------------------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification No.)

                  2815 Cox Neck Road, Chester, Maryland, 21614
                  --------------------------------------------
                    (Address of principal executive offices)

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

                Yes     X                       No
                       ---                          ---

As of July 1, 1999, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                               Table of Contents


PART I  FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

           Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998

           Consolidated Statements of Retained Earnings as of June 30, 1999.

           Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998

           Consolidated Notes to Financial Statements

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K

        1.  EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         June 30,            December 31,
                                                           1999                 1998
                                                        -----------          ------------
                                                        (Unaudited)

ASSETS
------

Current Assets
   Cash                                                 $198,999               $90,212
   Accounts Receivable                                   307,926               214,718
   Common Stock Subscriptions Receivable                 112,500               112,500
   Other Current Assets                                       --                11,261
                                                      ----------            ----------
          Total Current Assets                          $619,425              $428,691

Equipment, Net                                            14,816                 9,388

Other Assets:
   Intangible Assets, Net                                864,706               912,745
   Organization Costs, Net                                    72                    93
                                                      ----------            ----------
          Total Other Assets                             864,778               912,838
                                                      ----------            ----------

          Total Assets                                $1,499,019            $1,350,917
                                                      ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts Payable                                      $66,316               $15,841
   Accrued Payroll Taxes                                   2,309                    --
                                                      ----------            ----------
           Total Current Liabilities                     $68,625               $15,841

Deferred Income Taxes                                     32,865                 8,281
Minority Interest in Consolidated Subsidiary             426,495               450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares             10,651                10,651
   Common Stock Subscribed, 112,500 Shares               112,500               112,500
   Capital in Excess of Par Value of Common Stock        761,649               761,649
   Retained Earnings                                      86,234                (8,773)
                                                      ----------            ----------
          Total Stockholders' Equity                     971,034               876,027
                                                      ----------            ----------

          Total Liabilities and Stockholders' Equity  $1,499,019            $1,350,917
                                                      ----------            ----------


          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended                      Six Months Ended
                                              ---------------------------             --------------------------
                                                June 30,        June 30,                June 30,       June 30,
                                                 1999             1998                   1999            1998
                                              -----------     -----------             -----------     -----------
                                              (Unaudited)     (Unaudited)             (Unaudited)     (Unaudited)
Fees Billed                                     $517,450        $926,447               $1,380,134      $999,669

Operating Expenses:
   Salaries                                       83,261          60,760                  149,791       121,520
   Contract Services                             238,828         438,058                  889,407       447,928
   Taxes and Licenses                              7,751           5,892                   14,371        10,590
   Auto and Truck                                  3,004              --                    3,004         1,395
   Travel and Business                            20,502          15,227                   39,207        26,784
   Meals and Entertainment                         3,444             442                    4,184         1,277
   Advertising                                     1,050           9,935                   26,050        58,260
   Professional Fees                              27,720           4,500                   29,544        14,248
   Rent                                            2,776           2,985                    5,815         5,914
   Telephone                                       6,497           5,140                   11,674        10,575
   Supplies                                        8,862           3,029                   10,940         9,291
   Insurance                                      40,751          16,435                   45,557        20,118
   Postage and Shipping                              978             697                    1,493         1,802
   Dues and Publications                             616             120                      616           652
   Investor Relations                                191             326                    3,350         4,416
   Amortization                                   24,031              11                   48,061            22
   Depreciation                                      951             226                    1,478           444
   Miscellaneous                                     124             322                      274           398
                                                 -------        --------                  -------      --------
     Total Operating Exoenses                    471,337         564,105                1,284,816       735,634
                                                 -------        --------                  -------      --------

Net Income (Loss) Before Income Taxes             46,113         362,342                   95,318       264,035

Income Tax (Expense) Benefit                     -15,041         -95,171                  -24,584       -94,164
                                                 -------        --------                  -------      --------
Net Income (Loss) Before Minority Interest        31,072         267,171                   70,734       169,871

Minority Interest in Net loss                     11,438            -661                   24,273          -661
                                                 -------        --------                  -------      --------
Consolidated Net Income (Loss)                   $42,510        $266,510                  $95,007      $169,210
                                                 -------        --------                  -------      --------




          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                  Capital                      Total
                                                    Common       In Excess      Retained       Stock-
                                      Common         Stock        of Par        Earnings       Holders'
                                       Stock      Subscribed       Value       (Deficity)      Equity
                                      -------     ----------     ---------     ---------      --------
Balance- September 30, 1998           $10,637       $112,500      $726,663      $49,544       $899,344

     Shares sold                           14             --        34,986           --         35,000
     Net Income                            --             --            --      (58,317)       -58,317
                                      -------       --------      --------      -------       --------
Balance- December 31, 1998             10,651        112,500       761,649       (8,773)       876,027

     Net Income                            --             --            --       52,497         52,497
                                      -------       --------      --------      -------       --------
Balance- March 31, 1999               $10,651       $112,500      $761,649      $43,724       $928,524

     Shares sold                           --             --            --           --              0
     Net Income                            --             --            --       42,510         42,510
                                      -------       --------      --------      -------       --------
Balance- June 30, 1999                $10,651       $112,500      $761,649      $86,234       $971,034
                                      -------       --------      --------      -------       --------



          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                     ------------------------
                                                                      June 30,     June 30,
                                                                        1999         1998
                                                                     -----------  -----------
                                                                     (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                    $70,734    $169,871
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                    1,478         444
          Amortization                                                   48,061          21
          Dec (Inc) in Accounts receivable                              (93,208)   (459,059)
          Inc. (Dec.) in Other Assets                                    11,261          --
          Inc. (Dec.) in Accounts Payable                                50,475     175,200
          Inc. (Dec.) in Payroll Taxes                                    2,309       1,331
          Inc. (Dec.) in Deferred Income Taxes                           24,584      94,164
                                                                       --------    --------
          Net Cash Provided by (Used) in Operating Activities          $115,694    ($18,028)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                              -6,907        -863
                                                                       --------    --------
          Net Cash Used in Investing Activities                          -6,907        -863
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH                                        $108,787    ($18,891)

CASH - BEGINNING                                                         90,212     137,612
                                                                       --------    --------
CASH - ENDING                                                          $198,999    $118,721
                                                                       --------    --------




          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998.

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

Depreciation - The company's equipment is depreciated using the straight-line method. Depreciation expense totalled $1,478 for the six months ended June 30, 1999 and $444 for the six months ended June 30, 1998.

Intangible Assets - In June 1998, Argos 2000, Inc, acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated year 2000 compatible, policy administration sysatem designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $48,039 for the six months ended June 30, 1999.

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                                 June 30, 1999


Organization Costs - Organization cost ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $22 for the six months ended June 30, 1999 and 1998. Accumulated amortization was $143 at June 30, 1999.

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

Use f Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUIPMENT
------------------
Equipment consists of the following:

                Computer Equipment              $18,235
                Accumulated Depreciation         (3,419)
                                                -------
                                                $14,816
                                                -------
NOTE 3 - INCOME TAXES
---------------------
The income tax provision consists of the following:

                                                  1999          1998
                                                -------        -------

                Current                         $    --        $    --
                Deferred                         24,584         94,164
                                                -------        -------
                                                $24,584        $94,164
                                                -------        -------

The income tax provision differes from the expense that would result from applying statutory rates to income befre income taxes because of nondeductible meals and entertainment of $2,092 in 1999 and $639 in 1998.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Common Stock Subscribed - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at June 30, 1999.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company's revenues are derived from the performance of consulting and management arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additonal contracts. The company's results may vary from quarter to quarter based upon the number of contracts performed and the stage of completion of during those quarters.

Statement of Operations June 30, 1999 to June 30, 1998 (unaudited)

The Company's revenues or fees billed was approximately $517,000 for the quarter ended June 30, 1999 compared to approximately $926,000 for the comparable period in 1998. The decrease was due to a combinations of factors. For the quarter ended June 30, 1998, the Company earned and was paid an extraordinary bonus of $150,000 from one of its customers as a result of achieving difficult contractual milestones. For the quarter ended June 30, 1999, The Company was involved in negotiations for two large contracts which consumed considerable time and money with very little generation of revenue. These two contracts were ultimately signed, which should generate significant revenue during the next two to three quarters.

The Company's operating expenses during the quarter ended June 30, 1999 were approximately $421,000 compared to $564,000 during the comparable period in 1998. The decreased expenses were primarily attributable to the decreased volume. The decrease, however, was not proportional due primarily to increased amoritization, professional fees and salaries.

As a result of the foregoing, the Company had net income of $42,500 for the quarter ended June 30, 1999 as compared to a $266,500 in the net income of approximately comparable quarter in 1998.

The Company's revenues or fees billed was approximately $1,380,100 for the six month ended June 30, 1999 compared to approximately $999,700 for the comparable period in 1998. The increase was due to an increase in the value of contracts during this period.

The Company's operating expenses during thesix month period ended June 30, 1999 were approximately $1,284,800 compared to $735,600 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume, plus an increase in amoritization, professional fees and salaries. The Company had net income of $95,700 for the six month period ended June 30, 1999 as compared to a net income of approximately $169,200 in the comparable quarter in 1998. The decrease in net income is primarily the result of an increase in expenses relative to revenues.

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

Liquidity

The Company's working capital was approximately $550,800 as of June 30, 1999 as compared to approximately $466,900 at June 30, 1998. The increase was primarly attributable to cash and accounts receivable rising from the accumulation of increased revenues and profits over the last twelve months.

                               SYNERGY 2000, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company has derved its cash from operation and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next 12 months.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10Q.

     10.1 (b) Employment Agreement of Eli Dabich, Jr. dated as of June 30, 1999

     10.1 (c) Employment Agreement of Jeanette T. Smith dated June 30, 1999

     27       Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        (Registrant)        Synergy 2000, Inc.

        Date                13-Aug-99

        By                  /s/ Eli Dabich, Jr.
                            ----------------------------
                            Eli Dabich, Jr. as President