Form 10-Q
period 1999-09-30
SYNERGY 2000 INC
filed 1999-11-15
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

____X____   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the Quarterly period ended September 30,
            1999.

_________   Transition Report pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934 for the transition period from      to      .

                        Commission File Number 000-24789

                               SYNERGY 2000, INC.
                               ------------------
        (Exact name of small business issuer as specified in its Charter)

                       Delaware                                                             64-0872630
-------------------------------------------------------------                    --------------------------------
(State or other jurisdiction of incorporation or organization)                   (IRS Employer Identification No.)

                   2815 Cox Neck Road, Chester, Maryland 21619
                   -------------------------------------------
                    (Address of principal executive officers)

                                 (410) 643-5563
                                 --------------
                                   (Telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  ___X___       No  _________

As of October 1, 1999, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                                Table of Contents



PART I.           FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and December
           31, 1998

         Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998.

         Consolidated Statements of Retained Earnings as of September 30, 1999

         Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and September 30, 1998

         Consolidated Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II           OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8Q

       1        EXHIBITS

       27       Financial Data Schedule

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      September                  December 31,
                                                         1999                       1998
                                                     -----------                ------------
                                                     (Unaudited)
ASSETS
------

Current Assets
   Cash                                                 $  182,894                  $   90,212
   Accounts Receivable                                     476,640                     214,718
   Common Stock Subscriptions Receivable                        --                          --
   Prepaid Expenses                                         30,909                          --
   Other Current Assets                                         --                      11,261
                                                        ----------                  ----------
          Total Current Assets                            $690,443                    $316,191

Equipment, Net                                              14,077                       9,388

Other Assets:
   Intangible Assets, Net                                  840,686                     912,745
   Organization Costs, Net                                      61                          93
                                                        ----------                  ----------
          Total Other Assets                               840,747                     912,838
                                                        ----------                  ----------

          Total Assets                                  $1,545,267                  $1,238,417
                                                        ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts Payable                                     $  152,938                  $   15,841
   Accrued Payroll Taxes                                       131                          --
                                                        ----------                  ----------
           Total Current Liabilities                    $  153,069                  $   15,841

Deferred Income Taxes                                       64,170                       8,281
Minority Interest in Consolidated Subsidiary               414,264                     450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares               10,651                      10,651
   Common Stock Subscribed, 112,500 Shares                 112,500                     112,500
   Capital in Excess of Par Value of Common Stock          761,649                     761,649
   Retained Earnings                                       141,464                      (8,773)
                                                        ----------                  ----------
                                                         1,026,264                     876,027
   Less: Subscriptions Receivable                         (112,500)                   (112,500)
                                                        ----------                  ----------
          Total Stockholders' Equity                       913,764                     763,527
                                                        ----------                  ----------
          Total Liabilities and Stockholders' Equity    $1,545,267                  $1,238,417
                                                        ----------                  ----------

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended                  Nine Months Ended
                                                  ------------------------------     -------------------------------
                                                     Sept. 30       Sept. 30            Sept 30,       Sept. 30
                                                       1999           1998                1999           1998
                                                  ------------------------------     -------------------------------
                                                   (Unaudited)    (Unaudited)         (Unaudited)     (Unaudited)
Fees Billed                                           $795,488       $458,912          $2,175,622      $1,458,581

Operating Expenses:
   Salaries                                             89,617         60,760             239,408         182,280
   Contract Services                                   553,449        406,044           1,442,856         853,972
   Taxes and Licenses                                    7,245          3,886              21,616          14,476
   Auto and Truck                                        3,266             19               6,270           1,414
   Travel and Business                                   2,387         15,934              41,594          42,718
   Meals and Entertainment                               2,063            178               6,247           1,455
   Advertising                                           2,800          4,578              28,850          62,838
   Professional Fees                                    10,149         28,392              39,693          42,640
   Rent                                                  2,470          2,863               8,285           8,777
   Telephone                                             6,552          9,793              18,226          20,368
   Supplies                                              6,261          2,583              17,201          11,874
   Insurance                                             8,065          7,121              53,622          27,239
   Postage and Shipping                                    915          1,876               2,408           3,678
   Dues and Publications                                   744             38               1,360             690
   Investor Relations                                      172            201               3,522           4,617
   Amortization                                         24,030         24,030              72,091          24,052
   Depreciation                                            739            224               2,217             668
   Mscellaneous                                            260          3,141                 534           3,539
                                                      --------       --------          ----------      ----------
     Total Operating Exoenses                          721,184        571,661           2,006,000       1,307,295
                                                      --------       --------          ----------      ----------

Net Income (Loss) Before Income Taxes                   74,304       (112,749)            169,622         151,286

Income Tax (Expense) Benefit                           (31,305)        43,934             (55,889)        (50,230)
                                                      --------       --------          ----------      ----------
Net Income (Loss) Before Minority Interest              42,999        (68,815)            113,733         101,056

Minority Interest in Net loss                           12,231          7,717              36,504           7,056
                                                      --------       --------          ----------      ----------
Consolidated Net Income (Loss)                        $ 55,230       ($61,098)         $  150,237      $  108,112
                                                      --------       --------          ----------      ----------

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                              Capital                                    Total
                                                                 Common      In Excess    Retained                       Stock-
                                                    Common        Stock        of Par     Earnings    Subscriptions     Holders'
                                                    Stock      Subscribed      Value      (Deficit)     Receivable       Equity
Balance- September 30, 1998                        $10,637      $112,500      $726,663    $ 49,544       (112,500)      $786,844

     Shares sold                                        14            --        34,986          --             --        $35,000
     Net Income                                         --            --            --     (58,317)            --       ($58,317)
                                                   -------      --------      --------    --------       --------       --------
Balance- December 31, 1998                          10,651       112,500       761,649      (8,773)      (112,500)      $763,527

     Net Income                                         --            --            --      52,497             --        $52,497
                                                   -------      --------      --------    --------       --------       --------
Balance- March 31, 1999                            $10,651      $112,500      $761,649    $ 43,724       $112,500       $816,024

     Shares sold                                        --            --            --          --             --             $0
     Net Income                                         --            --            --      42,510             --        $42,510
                                                   -------      --------      --------    --------       --------       --------
Balance- June 30, 1999                             $10,651      $112,500      $761,649    $ 86,234       $112,500       $858,534

     Shares Sold                                        --            --            --          --             --             $0
     Net Income                                         --            --            --      55,230             --        $55,230
                                                   -------      --------      --------    --------       --------       --------
Balance - September 30, 1999                       $10,651      $112,500      $761,649    $141,464       $112,500       $913,764
                                                   -------      --------      --------    --------       --------       --------

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                     ------------------------------------------
                                                                                        Sept. 30                   Sept. 30
                                                                                          1999                       1998
                                                                                     ---------------            ---------------
                                                                                      (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                       $113,733                   $101,056
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                                        2,217                        668
          Amortization                                                                       72,091                     24,052
          Dec (Inc) in Accounts receivable                                                 (261,922)                  (208,817)
          Inc. (Dec.) in Other Assets                                                        11,261                         --
          Inc. (Dec.) in Prepaid Expenses                                                   (30,909)                        --
          Inc. (Dec.) in Accounts Payable                                                   137,098                     39,372
          Inc. (Dec.) in Payroll Taxes                                                          131                      1,375
          Inc. (Dec.) in Deferred Income Taxes                                               55,889                     (1,007)
          Inc. (Dec.) in Accrued Income Taxes                                                    --                     51,237
                                                                                           --------                   --------
          Net Cash Provided by (Used) in Operating Activities                               $99,589                     $5,186

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                                  (6,907)                    (1,566)
                                                                                           --------                   --------
          Net Cash Used in Investing Activities                                              (6,907)                    (1,566)
                                                                                           --------                   --------

NET INCREASE (DECREASE) IN CASH                                                             $92,682                     $3,620

CASH - BEGINNING                                                                             90,212                    137,612
                                                                                           --------                   --------
CASH - ENDING                                                                              $182,894                   $141,232
                                                                                           --------                   --------

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc and subsidiary (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 1998.

Organization and Business - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically for the Year 2000 and beyond. The Company offers a variety of products and services for solving systems' problems related to Year 2000 and the inability to process computer application code with date-related fields.

On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos 2000, Inc. for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its $.001 par value common stock. This common stock is not reflected as issued and outstanding in the accompanying unaudited financial statements since it is eliminated in consolidation. Argos Technologies, Inc., received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for Argos 2000, Inc. receiving an exclusive non-transferable license, throughout the world, to market certain proprietary software. This transaction was valued at $980,785 which was the estimated fair value of the common stock issued by Synergy 2000, Inc. as of June 30, 1998.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending credit, is not affect by economic fluctuations in any particular industry.

Principles of Consolidation - The consolidated financials statements include the accounts of the company and its 51% owned subsidiary, Argos 2000, Inc. All significantly intercompany transactions and balanced have been eliminated.

Revenue Recognition - Revenue from contracts consulting services are recognized on the percentage-to-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

Depreciation - The Company's equipment is depreciated using the straight line method. Depreciation expense totaled $2,217 for the nine months ended September 30, 1999 and $668 for the nine months ended September 30, 1998.

                               SYNERGY 2000, INC.

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                               September 30, 1999


Intangible Assets - In June of 1998, Argos 2000 Inc. acquired an exclusive, non-transferable, license throughout the world, to market a fully automated year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight line method over 10 years. Amortization expense totaled $72,058 for the nine months ended September 30, 1999 and 24,019 for the nine months ended September 30, 1998.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounts to $33 for the nine months ended September 30, 1999 and 1998. Accumulated amortization was $154 at September 30, 1999.

Deferred Income Taxes - For income tax reporting, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting and does not recognized income and certain expenses until received or paid. As a result, the basis of equipment, accounts receivable, and certain accrued expenses for financial reporting exceeds its tax basis. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions, and increased income for tax purposes.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUIPMENT
Equipment consists of the following:

                  Computer Equipment                     $18,235
                  Accumulated Depreciation                (4,158
                                                         -------
                                                         $14,077
                                                         -------

NOTE 3 - INCOME TAXES
The income tax provision consists of the following

                                             1999            1998
                                             ----            ----
                  Current                  $    --         $    --
                  Deferred                  55,889          50,230
                                           -------         -------
                                           $55,889         $50,230
                                           -------         -------

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment of $3,124 in 1999 and $728 in 1998.

NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock Subscribes - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding as of September 30, 1999.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Introduction

The Company's revenues are derived from the performance of consulting and management arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts. The Company's results may vary from quarter to quarter based upon the number of contacts performed and the stage of completion during those quarters.

Statement of Operations September 30, 1999 to September 30, 1998 (unaudited)

The Company's revenues or fees billed was approximately $795,000 for the quarter ended September 30, 1999 compared to approximately $458,000 for the comparable period in 1998. The increase was due primarily to an increase in the number of and size of the consulting arrangements entered into by the Company. Two of the large contracts negotiated during prior period were signed with a significant amount of increase in revenue being derived from those contracts.

The Company's operating expenses during the quarter ended September 30, 1999 were approximately $721,100 compared to $571,600 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume. The Company had net income of approximately $55,200 for the quarter ended September 30, 1999 and sustained a loss of approximately $61,100 for the comparable quarter in 1998. The increase in net income is primarily the result of increased volume.

The Company's revenues or fees billed was approximately $2,175,600 for the nine month period ended September 30, 1999 compared to approximately $1,458,500 for the comparable period in 1998. The increase was due primarily to an increase in the number of and size of the consulting arrangements entered into by the Company.

The Company's operating expenses during the nine month period ended September 30, 1999 were approximately $2,006,000 compared to $1,307,000 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume. The Company had net income of $150,200 for the nine month period ended September 30, 1999 and net income of approximately $108,100 for the comparable quarter in 1998. The increase in net income is primarily the result of increased volume.

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

The Company has continued to diversify its consulting and product development activities so it will not be dependent Y2K services. The Company will continue to diversify its product and customer base in order to accomplish its goal of diversification beyond offering Year 2000 services.

                               SYNERGY 2000, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
                                   (Continued)


Liquidity

The Company's working capital was approximately $537,400 as of September 30, 1999 as compared to approximately $309,200 at September 30, 1998. The increase was primarily attributable to cash and accounts receivable rising from the accumulation of increased revenues and profits over the last twelve months.

The Company has derived its cash from operations and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next twelve (12) months.


SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


     (Registrant)                                 Synergy 2000, Inc.

     Date:                                        November 12, 1999

     By:                                          /S/ Eli Dabich, J.
                                                  ----------------------------
                                                  Eli Dabich, Jr. as President