Form 10KSB
period 1999-12-31
SYNERGY 2000 INC
filed 2000-04-14
CIK 1042501

================================================================================

                      U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1999

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1999 are $3,427,475.

         The aggregate market value of the common stock held by nonaffiliates of the issuer is 1,526,500 (as of April 13, 2000).

         The number of shares outstanding of the issuer's common stock is 10,651,500 (as of April 13, 2000).

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

INFORMATION REQUIRED


Item 1. Description of Business.

        Reference is made to the Glossary at the end of this Business section for a definition of certain terms.

Introduction

Synergy 2000, Inc. (the "Company") since January, 1997 has been engaged in the business of providing consulting and management services relating to information systems. It is also a reseller of software in most instances arising from its consulting service. Through 1999, a substantial portion of revenues have been provided from clients and customers seeking solution to problems relating to the year 2000 ("Y2K"). The Company also provides broad based advisory services in connection with the organization and management of information departments of clients. ("Management Advisory Services"). The Company has acquired experience in software voluntarily for liability insurance indemnity.

Some computer applications and computer software, including imbedded chips recognize any year ending in "00" as "1900". As a result there, was a potential for computer programs and hardware not to function or function incorrectly upon January 1, 2000. This problem could have resulted in the inability of a client to operate its business profitability or possibly not at all.

The Company, since 1998, has sought to develop its operations so that it is not dependent on Y2K. During 1999 a significant portion of its revenues were derived from non Y2K matters. All the Company is presently providing services in the years 2000 for non Y2K matters. Its efforts to diversify started in June, 1998 the Company formed a joint venture corporation - Argos 2000, Inc. ("Argos") to market software for certain aspects of the auto insurance industry (See Item 7). The Company is also in the process of introducing a website for the marketing and administration of liability insurance products on the internet.

The Company's principal office is located at 2815 Cox Neck Road, Chester, Maryland 21614 and its telephone number is 410-643-8320. The Company was formed in February 1996 and began operations in 1997. It has not experienced a consolidation, merger, bankruptcy or other material reclassification.

Nature of Company's Products or Services Offered.

Each client's needs are unique and potentially complex, and with the Company's utilization of a combination of products and services, the Company creates a unique solution to meet their specific needs.

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

The Company's strategy for its business includes entering into arrangements with software developers providing products to solve programming problems. These arrangements are generally oral and informal. A part of the arrangement the Company acts as a reseller of software in connection with its contracts with clients and in some instances merely resells the software. The supplier on the other hand may provide technical support and training either directly to the Company or to the Company's clients.

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

The Company has entered into a variety of arrangements to assist its clients to solve their programming problems. These range from simply providing software developed by others, consulting on various aspects of compliance program or managing the entire program. In some instances the Company may sell the required software and provide consulting and management services.

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

The Company offers Management Consulting Services relating project management, organizational and workforce issues related to company reorganizations, mergers and acquisitions, growth and general process improvement, employee relations and development are provided to clients in a variety of industries. These services are offered independently or in conjunction with our technology services as a part of a totally integrated technology and organizational solution.

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

During 1999 and 1998 the Company derived more than 5% of its revenues from several customers. In 1998 based on unaudited results the Company derived approximately $300,000 (approx. 22%) of its revenues from Marsh and McLennen Companies, Inc., $635,000 (approx. 45%) from Zenith Insurance Company and $100,000 from Burlington Insurance Group, Inc.

During 1999 the Company derived more than 5% of its revenues from several customers including:

CCC Information Services            $656,533         (20%)
PSE&G                               $402,529         (12%)
Guy Carpenter                       $462,411         (14%)
Bell South                          $336,357         (10%)
Ribi ImmunoChem                     $165,923         ( 5%)

The Company, however, does not believe this to be necessarily significant as the Company derives its revenues from performing agreements all of which are relatively short term. Once a project is complete the Company must obtain a new project to replace it. To date, the Company generally has been able to enter into new projects with new clients.

The Company believes its multi platform approach utilizing different products and approach for solution, enables it provide services to a broad range of clients.

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

Employees

The Company has only four full-time employees. Two of these employees are the President and Executive Vice President, a third is an administrative assistant and the fourth is a hired management employee. The Company's services are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services.

Intellectual Property

Prior to developing its website, the Company did not develop it products. It generally does not own software and has no copyrights or patents or other proprietary rights. Certain aspects of the Company's insurance program are copyrighted by the Argo. The Company has received a license for the marketing of this product. The Company has developed the website.

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

Description of Arrangements for Software Developments

The Company typically contracts clients to provide day to day management of the project will be provided by consultants to the Company. Most projects involve several phases from analysis to modification of applications and data and testing. The Company generally will be paid a fee upon completion of every phase.

The Company is currently building a very large ORACLE based web enabled claims Systems for a leading edge insurance vendor and was awarded this opportunity because of Year 2000 services provided to the client.


The Company also ofers broad based advisory services in connection with organization and management of its clients' business.

Insurance
Argos

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

Website Development

The Company, employing its specialized and intellectual knowledge of the insurance industry has extended its business plans to include an internet website for the insurance indicated that solves cost inefficiencies and poor customer service that becomes a problem.

The purpose of this plan is to create a new website for personal lines insurance starting with the underwriting process through the settlement claims which will improve service and satisfaction to the customer and improve insurance company profitability. InsuranceWrite.comTM has developed a unique offering for small and medium sized Property and Casualty insurance company that includes space.

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

Languages: A way of passing information to the computer other than through direct code. Set of rules, conventions and representations used to convey information, process and procedures. Examples include FoxPro, PowerBuilder, COBOL, and RPG.

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


Item 2. Description of Property.

The officers also operate offices from their homes. Mr. Dabich office is considered the principal executive office. No property is owned directly by the Company.

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

                                   1997
                                   ----
                           High       Low
                           ----       ---

March 31, 1999             4 3/4      2
June 31, 1999              3 3/4      1 3/4
September 31, 1999         2 3/4      1 1/4
December 31, 1999          2            3/4


                         1998
                         ----
1st Quarter        5.50        4.375
2nd Quarter        5.593       5.00
3rd Quarter        5.50        5.00
4th Quarter        4.50        2.375


These Over-The-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of now, there were 171 recordholders of the Company's common stock.

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

Statement of Operations December 31, 1999 to December 31, 1998 (unaudited)

The Company's revenues or fee bills was approximately $1,920,885 for the year ended December 31, 1998 compared to approximately $3,427,475. The increase was due primarily to increase in the number of consulting arrangements entered into by the Company as well as increased revenues derived from the sale of software.

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

The Company revenues in 2000 are dependent upon its continued ability to diversify is products and serves to non Y2K service products.


Liquidity

The Company's working capital was approximately $549,550 as of December 31, 1998.

Except for the introduction of the website the Company has no commitments for capital expenditures and believes its available cash is available for its present operations for the next twelve months. The Company requires additional capital to market its websites.

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

Compliance with Section 16(a) of the Exchange Act.

         Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than ten (10%) percent of our common stock. Reports for officers and directors will be filed by May 31, 20000. The Company will encourage beneficial owners of more than ten (10%) percent of the Company's common stock to file their reports by the same date.

Item 10. Executive Compensation.


The following table sets forth all compensation paid by the Company during 1999 through 1997 and 1998 to those persons who were employed during such year as (i) the chief executive officer and (ii) and executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                          Annual                 FMV of Shares
Position                   Year             Compensation           Issued

Eli Dabich, Jr.            1999             121,000
President, Chief           1998             100,000
  Executive Officer        1997             110,000                96,000(1)



Jeanette Tebrich Smith     1999             116,000
Executive Vice President   1998             108,520
                           1997             113,780                64,000(1)

(1) the above represents the fair market value of shares of common stock of the company issued to the above-mentioned executives at the time they entered into employment agreements with the Company. These amounts are considered compensation for financial reporting purposes.

The Company entered into one year employment agreements with Eli Dabich Jr., and Jeannette Tebrich Smith as president and executive vice president respectively. The agreement provide for the payment of an annual salary of $121,000 and $116,000 to Jeanette Tebrich Smith. The agreement expires in June 2000. The Company has authorized the modification and extensions of these agreements for a three year term. Each will also receive 100,000 options for five years. Mr. Dabich will also receive a definite salary of $10,000 a year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Shareholders owning more than 5% of the common stock of the corporation and the number and percent of outstanding shares owned as of December 31, 1999 are as follows:

                                                                     Percentage
                                          Number of                  Of Company
Name of Shareholder                      Shares Owned                  Owned
-------------------                      ------------                ----------

Eli Dabich, Jr.                          3,780,000                    36%
2815 Cox Neck Road
Chester, Maryland 21614

Jeanette T. Smith                        2,520,000                    24%
225 South Lake Avenue
Pasadena, CA 91101

Michael York                             2,200,000                    21%
160 Cypress Avenue
Hermosa Beach, CA  90254

William Tabor*                             625,000                    6.%
1479 Old Robinson Road
Louisville, Mississippi 39339


*These Shares are beneficially owned by William Tabor but held of record by Mr. Tabor and other affiliates or associates of Mr. Tabor


Item 12.  Certain Relationships and Related Transactions.


Mr. Eli Dabich was a director of Carnet at the time of the transaction with Argos Technologies Inc. See "Insurance - Argos" in Item 1 Business. Mr. Dabich is a defendant in an action brought by a shareholder of Carnet in Delaware alleging that the approval of the transaction breached of certain fiduciary duties owed by the directors to Carnet. The Company will reimburse Mr. Dabich's for expenses in connection with the defendant of this action to the extent he is not remembered by Carnet. Mr. Michael York is a principal stockholder of Carnet and also a defendant in this action.



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

                        SYNERGY 2000, INC. AND SUBSIDIARY
                        Consolidated Financial Statements
                                December 31, 1999

                        SYNERGY 2000, INC. AND SUBSIDIARY
                        Consolidated Financial Statements










         Contents                                                       Page No.
         --------                                                       --------


Report of Independent Auditor                                              1

Consolidated Balance Sheet                                                 2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Equity                            4

Consolidated Statements of Cash Flows                                      5

Consolidated Notes to Financial Statements                                 6

                          REPORT OF INDEPENDENT AUDITOR




Board of Directors
Synergy 2000, Inc.

I have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy 2000, Inc., at December 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.






STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
March 24, 2000

                        SYNERGY 2000, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet



                                                                    December 31,
                                                                        1999
                                                                    ------------
ASSETS

  Current Assets:
     Cash                                                            $  418,976
     Accounts Receivable                                                272,595
     Other Current Assets                                                13,184
                                                                     ----------
        Total Current Assets                                            704,755

  Equipment, Net                                                         13,338

  Other Assets
     Intangible Assets, Net                                             816,667
     Organization Costs, Net                                                 50
                                                                     ----------
        Total Other Assets                                              816,717
                                                                     ----------

        Total Assets                                                 $1,534,810
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Accounts Payable                                                $  193,679
     Accrued Income Taxes                                                 1,526
                                                                     ----------
        Total Current Liabilities                                       195,205

  Deferred Income Taxes                                                   5,747
  Minority Interest in Consolidated Subsidiary                          402,340

  Stockholders' Equity:
     Common Stock, Par Value $.001;
      Authorized 25,000,000 Shares;
      Issued and Outstanding 10,651,500 Shares                           10,651
     Common Stock Subscribed, 112,500 Shares                            112,500
     Capital in Excess of Par Value of Common Stock                     969,549
     Retained (Deficit)                                                 (48,682)
                                                                     ----------
                                                                      1,044,018
     Less Subscriptions Receivable                                     (112,500)
                                                                     ----------
        Total Stockholders' Equity                                      931,518
                                                                     ----------


        Total Liabilities and Stockholders' Equity                   $1,534,810
                                                                     ==========


See accompanying consolidated notes to financial statements.

                        SYNERGY 2000, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations


                                                    Year                Year
                                                   Ended               Ended
                                                December 31,        December 31,
                                                    1999                1998
                                                ------------        ------------

Fees Billed                                     $3,427,475           $1,920,885

Operating Expenses:
   Salaries                                        328,255              243,582
   Contract Services                             2,506,725            1,233,433
   Taxes and Licenses                               27,988               20,757
   Auto and Truck                                    6,746                3,628
   Travel and Business                              72,831               69,029
   Meals and Entertainment                           6,480                1,465
   Advertising                                      29,089               63,175
   Professional Fees                                67,627               57,005
   Rent                                             11,298               12,499
   Telephone                                        23,317               25,306
   Supplies                                         19,616               15,713
   Insurance                                        55,239               29,042
   Postage and Shipping                              3,412                4,126
   Dues and Subscription                             2,088                3,634
   Investor Relations                                4,237                5,079
   Amortization                                     96,121               48,082
   Depreciation                                      2,956                1,536
   Bad Debts                                        44,307               44,915
   Miscellaneous                                       588                1,826
                                                ----------           ----------
                                                 3,308,920            1,883,832
                                                ----------           ----------

Net Income Before Income Taxes                     118,555               37,053

Income Tax Expense                                      --               (7,274)
                                                ----------           ----------

Net Income Before Minority Interest                118,555               29,779

Minority Interest in Net Loss                       48,428               20,016
                                                ----------           ----------

Consolidated Net Income                         $  166,983           $   49,795
                                                ==========           ==========




See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                     Common           Capital           Retained             Total
                                   Common             Stock          In Excess          Earnings          Stockholders'
                                    Stock           Subscribed      of Par Value        (Deficit)            Equity
                                  --------         ------------    --------------      -----------       ---------------
Balance -
  December 31, 1997                10,637            112,500           444,563         (265,460)             302,240

    Sale of Subsidiary
      Common Stock                     --                 --           490,000               --              490,000
    Shares Sold                        14                 --            34,986               --               35,000
    Net Income                         --                 --                --           49,795               49,795
                                  -------           --------          --------        ---------          -----------

Balance -
  December 31, 1998                10,651            112,500           969,549         (215,665)             877,035

    Net Income                         --                 --                --          166,983              166,983
                                  -------           --------          --------        ---------          -----------

Balance -
  December 31, 1999               $10,651           $112,500          $969,549        $ (48,682)         $ 1,044,018
                                  =======           ========          ========        =========          ===========


See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                           Year              Year
                                                          Ended             Ended
                                                       December 31,      December 31,
                                                           1999              1998
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $118,555         $ 29,779
   Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used) in Operating Activities:
      Depreciation                                          2,956            1,536
      Amortization                                         96,121           48,082
      Dec. (Inc.) in Accounts Receivables                 (57,877)        (150,694)
      Dec. (Inc.) in Other Current Assets                  (1,923)         (11,261)
      Inc. (Dec.) in Accounts Payable                     177,838           10,568
      Inc. (Dec.) in Accrued Payroll Taxes                     --          (10,395)
      Inc. (Dec.) in Accrued Income Taxes                   1,526               --
      Inc. (Dec.) in Deferred Income Taxes                 (1,526)           7,274
                                                         --------         ---------

            Net Cash Provided by (Used) in
              Operating Activities                        335,670           (75,111)
                                                         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Aquisition of Equipment                                 (6,906)           (7,289)
                                                         --------         ---------

            Net Cash Used in Investing Activities          (6,906)           (7,289)
                                                         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Stock                                           --            35,000

            Net Cash Provided by Financing Activities          --            35,000
                                                         --------         ---------


NET INCREASE (DECREASE) IN CASH                           328,764           (47,400)

CASH - BEGINNING                                           90,212           137,612
                                                         --------         ---------

CASH - ENDING                                            $418,976         $  90,212
                                                         ========         =========


See accompanying consolidated notes to financial statements.

                        SYNERGY 2000, INC. AND SUBSIDIARY
                   Consolidated Notes to Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies of Synergy 2000, Inc. (the Company) and its subsidiary is presented to assist in understanding the Company and its subsidiary's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, and industry practices, and have been consistently applied in the preparation of the financial statements.

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

The results of operations presented in the accompanying consolidated financial statements include Argos 2000, Inc. from its formation on June 25, 1998 through December 31, 1998 and for the fiscal year ended December 31, 1999, and are insignificant.

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

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 1999



Depreciation - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $2,956 for the year ended December 31, 1999 and $1,536 for the year ended December 31, 1998.

Intangible Asset - In June 1998, Argos 2000, Inc. acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated, year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $96,078 for the year ended December 31, 1999 and $48,039 for the year ended December 31, 1998.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $43 for the year ended December 31, 1999 and $43 for the year ended December 31, 1998. Accumulated amortization was $165 at December 31, 1999 and $122 at December 31, 1998.

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

NOTE 2 - EQUIPMENT
Equipment consists of the following:


         Computer Equipment          $18,235
         Accumulated Depreciation     (4,897)
                                     -------
                                     $13,338
                                     =======

NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                      1999         1998
                                    --------     --------
         Current                     $ 1,526      $   --

         Deferred                     (1,526)      7,274
                                     -------      ------
                                     $    --      $7,274
                                     =======      ======

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 1999



The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                         1999            1998
                                                       --------        --------
Income Tax Expense Computed at the
   Statutory Federal Income Tax Rate                   $ 40,309        $ 12,598
Increase (Decrease) in Income Taxes
   Resulting From:
     Subsidiary Losses Not Recognized                    33,603              --
     Net Operating Losses Recognized                    (70,412)             --
     Prior Year Tax Adjustments                          (2,696)             --
     Surtax Exemption                                        --          (6,820)
     State Income Tax - Net of Federal Tax Benefit           --           1,247
     Other                                                 (804)            249
                                                       --------        --------
                                                       $     --        $  7,274
                                                       ========        ========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                         1999            1998
                                                       --------        --------
Method of Revenue and Expense Recognition              $  3,708       $   6,348
Additional Depreciation for Income Tax Purposes           2,039             926
                                                       --------       ---------
                                                       $  5,747       $   7,274
                                                       ========       =========


NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock - For the year ended December 31, 1998, the Company sold 14,000 shares of its $.001 par value common stock for a total price of $35,000.

Net Income (Loss) Per Share - Net income (loss) per common share has not been computed since it is not significant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the 14th day of April, 2000.

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


       Signatures                                        Capacity                                     Date
--------------------------          ---------------------------------------------------         ------------------

/s/ Eli Dabach                         Director, President and Chief Executive                    April 13,  2000
------------------                     Officer (Principal Executive Officer, Principal
    Eli Dabach                         Financial and Accounting Officer)


/s/ Jeanette Tebrich                   Director                                                   April 14, 2000
---------------------
    Jeanette Tebrich

