Form 10KSB/A
period 1999-12-31
SYNERGY 2000 INC
filed 2000-04-17
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   AMENDMENT 6
                                  FORM 10-SB/A


                   GENERAL FORM FOR REGISTRATION OF SECURITIES
                            OF SMALL BUSINESS ISSUERS
                        UNDER SECTION 12(b) OR (g) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               SYNERGY 2000, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                  64-0872630
----------------------------------------      --------------------------------
(State of incorporation or organization) (IRS Employer Identification No.)

                   2815 Cox Neck Road, Chester, Maryland 21614
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (410) 643-8320
                                 --------------
                                   (Telephone)

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class                 Name of each exchange on which
    to be so registered                 each class is to be registered

Securities to be registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, par $.001
                             -----------------------
                                (Title of Class)

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


1997 Compared to 1996 [Audited]

During 1996 the Company had no income and only nominal expenses of less then $500. The Company commenced operations in 1997 and had revenues of $480,335 and expenses of approximately $632,675 resulting in pre tax net loss of approximately $152,340 and after tax net loss of $152,340.

Liquidity

The Company's working capital was approximately $421,000 as of September 30, 1998 compared to approximately $201,836 at December 31, 1997. The increase was primarily attributable to accounts receivable arising from increased revenues.

The Company has derived its cash from operations and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is available for its present operations for the next twelve months.

Item 3. Description of Property.

The Company rents executive office space in Washington, D.C. and Pasadena, CA on a month-to-month basis. The officers also operate offices from their homes. No property is owned directly by the Company.




Item 4. Security Ownership of Certain Beneficial Owners and Management.

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

Item 5. Directors, Executive Officers, Promoters and Control Persons.


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

Item 6. Executive Compensation.

The following table sets forth all compensation paid by the Company during 1997 and 1998 to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                Annual          FMV of Shares
Position                          Year         Compensation          Issued*
-------------------------         ----         ------------       -------------
Eli Dabich, Jr.                   1997         $110,000           $128,520
President, Chief Executive
Officer

                                  1998         $100,000           --


Jeanette Tebrich Smith            1997         $113,780           $85,680
Executive Vice President

                                  1998         $108,520           --
------------

*the above represents the fair market value of shares of common stock of the Company issued to above-mentioned executives at the time they entered into employment agreements with the Company. These amounts are considered compensation for financial reporting purposes.

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

Item 7.  Certain Relationships and Related Transactions.

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

On January 17, 1997, the current principal shareholders of the Company acquired control of the Company pursuant to a letter agreement with Corporate Service Group. Of the 9,000,000 shares owned by Corporate Service Group and William E. Tabor, a total of 8,500,000 shares were returned to the treasury and canceled for a consideration of $67,000. Eli Dabich, Jr., current President and Director, and Jeanette T. Smith, current Executive Vice President were issued, respectively, 3,780,000 and 2,520,000 shares of common stock for services valued at $.034 or an aggregate value of $214,200. The insurance was treated as an expense. In February, 1997, in a separate transaction Michael York acquired 2,200,000 shares for a consideration of $100,000. Additionally, William E. Tabor returned 8,500,000 shares of the Company's $.001 par value common stock to the treasury for a price of $67,000.

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


Item 8.  Legal Proceedings.

No legal proceedings are currently on-going, contemplated or threatened.

Item 9.  Market for Common Equity and Related Stockholder Matters.

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

Item 10. Recent Sales of Unregistered Securities.

On the date of incorporation, February 21, 1996, five million (5,000,000) restricted common shares were issued to the initial officer, director, and founder of the corporation, William E. Tabor III. On October 1, 1996, four million restricted common shares (4,000,000) were issued to Corporate Service Group (Tabor is a beneficial owner of Corporate Service Group) for corporate development and management support. Total consideration for the sale was $4,500. The sale was exempt pursuant to 4(2) of the Securities Act of 1933.

A total of 1,500,000 (post-split) shares were issued pursuant to a stock offering and sale in New York, Florida, Canada and Greece, pursuant to ss.504
(D). These shares are not restricted. Total consideration paid was $7,500.

On January 17, 1997, current management obtained control of the Company pursuant to an agreement with Corporate Service Group and the initial officer and director. New management acquired 6,300,000 shares for $214,200 of services. Of the 9,000,000 shares then owned by Corporate Service Group and William E. Tabor, a total of 8,500,000 shares were returned to the treasury and canceled for $67,000. In February, 1997 the Company sold 2,200,000 shares for $100,000 to Michael York who became a principal shareholder upon such sale. The Company believes these transactions are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as the individual purchasers were accredited investors.

In September of 1997, the company sold 125,000 restricted common shares to George Stephanopoulos for $125,000. An additional sale of 12,500 restricted common shares was made to Ron Huffman in return for $12,500. Huffman subscribed to an additional 112,500 shares totaling $112,500, but these shares have not yet been issued or paid for. The Company believes transaction is exempt from the registration requirements of the Act under Section 4(2) of the Securities Act as the individual purchases were accredited investors.

In June, 1998 the Company issued 200,000 shares in conjunction with the formation of a new subsidiary in which the Company received a 51% interest. Because of the Company's control of the subsidiary these shares are not considered outstanding. If such shares were deemed outstanding the issuance would be exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act as the purchaser, is an entity controlled by the Company.

The foregoing does not include shares issued by its 51% own subsidiary. Upon formation of this subsidiary the owner of the exclusive marketing rights to the Argos System granted the subsidiary an exclusive license to market the Argos System. In consideration of the license the subsidiary issued 49% of its shares to the licensor and a key employee of the licensor. The shares of Argos were issued pursuant to an exemption from the registration requirements of the act under Section 4(2) thereof.

As of December 31, 1998, there were 10,637,500 common shares outstanding, of which 9,137,500 were restricted shares.

(NOTE: On December 31, 1996, the company implemented a 2-for-1 forward stock split without change in the par value of the stock. All references to stock amounts have been adjusted to reflect the 2-for-1 stock split.)



Item 11. Description of Securities.

The Company is authorized to issue 25,000,000 shares of Common Stock, par value $0.001 per share. At the close of business on December 31, 1997, there were 10,637,500 shares of Common Stock outstanding. Of the outstanding shares, a total of 1,500,000 were held by the general public.

Holders of Common Stock are entitled to one vote per share on all matters concerning which shareholders are entitled to vote. Cumulative voting in the election of directors is not permitted. As a result, the holders of more than 50% of the outstanding shares have the power to elect all directors. The quorum required at a shareholders' meeting is a majority of the shares entitled to vote, represented in person or by proxy. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on a matter is required for shareholder approval.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available thereof and after payment of dividends, if any, due on any outstanding shares of Preferred Stock. Upon liquidation of the Company, such holders would share ratably in the assets, if any, remaining after payment of all debts and liabilities and after satisfaction of the liquidation preference of any outstanding shares of Preferred Stock. Holders of Common Stock do not have preemptive, conversion or redemption rights.

Transfer Agent

The transfer agent and registrar for the Company's Common and Preferred Stock is Securities Transfer Corporation, P. O. Box 701629, Dallas, TX 75370.

Paying Agent
The Company will act as the Paying Agent for any dividends.

No Other Classes of Shares Authorized or Issued

No preferred shares are to be registered. The Company has not authorized or issued any classes of Preferred Stock.

Item 12. Indemnification of Directors and Officers.

As permitted by Delaware law, the Company's Articles and Certificate of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Item 13. Financial Statements and Exhibits.

         (1) 1996 and 1997 Audited Financial Statement including Income Statement, Cash Flows and Changes in Shareholder Equity, including 1998 Interim Unaudited Financial Statement for September 30 and the nine period then enter including Balance Sheet and Statements of Income, Cash Flows and Changes in Shareholder Equity.


Item 14. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No change in accountants has occurred and no disagreements have occurred.

Item 15. Financial Statements. See Item 13

F-1. Audit Report for 1996 and 1997, including Interim Unaudited Financial Statements for the third quarter of 1998.


                                    PART III

Description to Exhibits (reciting exhibit numbers specified by Regulation S-B).

         3. Articles of Incorporation and By-laws.*

         10.   Material Contracts.*

         10.1  Employment Agreements of Eli Dabich, Jr. and Jeanette T. Smith.*

         10.2  Company Contract with International Paper.*

         10.3  Company Contract with Marsh and McLennan Companies, Inc.*

         10.4  Company Contract with Zenith Insurance Company.*

         10.5  License Agreement of Argos 2000, a majority-owned subsidiary.*

         21.   Schedule of Subsidiaries.*

         27.   Financial Data Schedule.

         *     Previously Filed.



                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

         (Registrant)                                SYNERGY 2000, Inc.
                                                     ------------------

         Date                       April 17, 2000

         By                         /S/  Eli Dabich, Jr.
                                    --------------------
                                    Eli Dabich, Jr. as President

                               SYNERGY 2000, INC.
                              Financial Statements
                           December 31, 1997 and 1996




         Contents                                                       Page No.
         --------                                                       --------

Report of Independent Auditors                                           F- 1

Audited Balance Sheets                                                   F- 2

Audited Statements of Operations                                         F- 3

Audited Statements of Stockholders' Equity                               F- 4

Audited Statements of Cash Flows                                         F- 5

Notes to Audited Financial Statements                                    F- 6

Unaudited Balance Sheet                                                  F- 8

Unaudited Statement of Operation                                         F- 9

Unaudited Statement of Stockholders Equity                               F-10

Unaudited Statement of Cash Flows                                        F-11

Notes to Unaudited Financial Statements                                  F-12

                         REPORT OF INDEPENDENT AUDITORS




  Board of Directors
  Synergy 2000, Inc.

  We have audited the accompanying balance sheets of Synergy 2000, Inc. (a development stage company through December 31, 1996) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the period of inception to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy 2000, Inc., at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period of inception to December 31, 1996, in conformity with generally accepted accounting principles.




  MILNER, BALES AND COMPANY
  Greenville, South Carolina
  April 30, 1998

                               SYNERGY 2000, INC.
                                 Balance Sheets
                           December 31, 1997 and 1996




                                                         1997         1996
                                                      ---------    ---------
ASSETS

  Current Assets:
     Cash                                             $ 137,612    $  12,000
     Accounts Receivable                                 64,024         --
                                                      ---------    ---------
        Total Current Assets                            201,636       12,000

  Equipment, Net                                          3,635         --
  Organization Costs, Net                                   136          179
                                                      ---------    ---------
        Total Assets                                  $ 205,407    $  12,179
                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Accounts Payable                                 $   5,273    $     600
     Accrued Payroll Taxes                               10,395         --
                                                      ---------    ---------
        Total Current Liabilities                        15,668          600

  Deferred Income Taxes                                   1,007         --
  Stockholders' Equity:
     Common Stock, Par Value $.001;
       Authorized 25,000,000 Shares;
       Issued and Outstanding 10,637,500 Shares at
       December 31, 1997 and 10,500,000 Shares
       at December 31, 1996                              10,637       10,500
     Common Stock Subscribed, 112,500 Shares at
       December 31, 1997 and 250,000 shares at
       December 31, 1996                                112,500      250,000
     Capital in Excess of Par Value of Common Stock     390,363        1,500
       Retained (Deficit)                              (211,261)        (421)
                                                      ---------    ---------
                                                        302,239      261,579
         Less Subscriptions Receivable                 (112,500)    (250,000)
                                                      ---------    ---------
         Total Stockholders' Equity                     189,739       11,579
                                                      ---------    ---------
        Total Liabilities and Stockholders' Equity    $ 205,407    $  12,179
                                                      =========    =========



See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                            Statements of Operations
                    For the Year Ended December 31, 1997 and
                   the Date of Inception to December 31, 199


                                                1997              1996
                                              --------          --------

Fees Billed                                   $480,335          $     --

Operating Expenses:
     Salaries                                  376,091                --
     Contract Services                          37,451                --
     Taxes and Licenses                         12,044                --
     Auto and Truck                              7,661                --
     Travel and Business                        92,225                --
     Meals and Entertainment                     7,748                --
     Advertising                                28,177                --
     Professional Fees                          15,279                --
     Rent                                        5,778                --
     Repairs and maintenance                       260                --
     Telephone                                  11,607                --
     Supplies                                   11,343                --
     Insurance                                  11,163                --
     Postage                                     2,449                --
     Dues and Subscriptions                      2,079                --
     Investor Relations                          5,125                --
     Filing Fees                                 5,260                --
     Miscellaneous                                 935               421
                                              --------          --------
                                               632,675               421
                                              --------          --------

Net Income (Loss) Before Income Taxes         (152,340)              (421)

Provision for Income Taxes                       --                     --
                                              --------          --------

Net Income (Loss)                            ($152,340)          $   (421)
                                              ========          ========







See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                       Statements of Stockholder's Equity
               For the Date of Inception to December 31, 1996 and
                        the Year Ended December 31, 1997






                                                                       Capital                             Total
                                                     Common          In Excess                             Stock-
                                  Common             Stock             of Par           Retained          holders'
                                   Stock           Subscribed           Value           (Deficit)          Equity
                                  -------           --------          --------          --------          --------
Balance -

 Date of Inception             $    --            $    --            $    --            $    --            $    --

     Shares Sold                   5,250               --                6,750               --               12,000
     Shares Subscribed              --              250,000               --                 --              250,000
     Shares Split                  5,250               --               (5,250)              --                 --
     Net Loss                       --                 --                 --                 (421)              (421)
                               ---------          ---------          ---------          ---------          ---------
Balance -
 December 31, 1996                10,500            250,000              1,500               (421)           261,579


     Shares Sold                   9,380               --              258,120               --              267,500
     Subscriptions
         Received                    137           (137,500)           137,363               --                 --
     Shares Redeemed              (9,380)              --               (6,620)           (58,500)           (74,500)
     Net Income                     --                 --                 --             (152,340)          (152,340)
                               ---------          ---------          ---------          ---------          ---------
Balance -
 December 31, 1997             $  10,637          $ 112,500          $ 390,363          $(211,261)         $ 302,239
                               =========          =========          =========          =========          =========








See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                            Statements of Cash Flows
               For the Date of Inception to December 31, 1996 and
                        the Year Ended December 31, 1997



                                                                1997        1996
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                          $(206,540)   $    (421)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by (Used) in Operating Activities:
     Depreciation                                                  404         --
     Amortization                                                   43           36
     Increase in Accounts Receivable                           (64,024)        --
     Increase in Accounts Payable                                4,673          600
     Increase in Accrued Payroll Taxes                          10,395         --
                                                             ---------    ---------
       Net Cash Provided by (Used) in Operating Activities    (255,049)         215
                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Aquisition of Equipment                                       (4,039)        --
  Organization Costs                                              --           (215)
                                                             ---------    ---------
       Net Cash Used in Investing Activities                    (4,039)        (215)
                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Stock                                            459,200       12,000
  Redemption of Stock                                          (74,500)        --
                                                             ---------    ---------
       Net Cash Provided by Financing Activities               384,700       12,000
                                                             ---------    ---------

NET INCREASE IN CASH                                           125,612       12,000

CASH - BEGINNING                                                12,000         --
                                                             ---------    ---------
CASH - ENDING                                                $ 137,612    $  12,000
                                                             =========    =========







See accompanying notes to financial statements

                               SYNERGY 2000, INC.
                          Notes to Financial Statements
                                December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies of Synergy 2000, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations - The Company was incorporated on February 20, 1996 in the state of Delaware and was a development stage company through December 31, 1996. It began operations in 1997 as an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically for the Year 2000 and beyond. The Company offers a suite of products and services for solving systems' problems related to the Year 2000 and the inability to process computer application code with date-related fields. The Company provides services to clients throughout the nation, as well as some foreign markets. Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry.

Revenue Recognition - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

Depreciation - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $404 for the year ended December 31, 1997 and $0 for the period of inception to December 31, 1996.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $43 for the year ended December 31, 1997 and $36 for the date of inception to December 31, 1996. Accumulated amortization was $79 at December 31, 1997 and $36 at December 31, 1996.

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

NOTE 2 - EQUIPMENT Equipment consists of the following:

                                                      1997           1996
                                                      ----           ----
                  Computer Equipment                $  4,039        $   ---
                  Accumulated Depreciation              (404)           ---
                                                  ----------       --------
                                                    $  3,635        $   ---
                                                  ==========       ========



NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock - On January 17, 1997, the Company entered into an agreement with Eli Dabich, Jr. and Jeanette T. Smith to become the Company's President and Executive Vice President, respectively. As a condition of this agreement, Mr. Dabich received 3,780,000 shares of the Company's $.001 par value common stock, and Mrs. Smith received 2,520,000 shares. Additionally, William E. Tabor, the Company's initial officer, director, and founder, returned 8,500,000 shares of the Company's $.001 par value common stock to the treasury for a price of $67,000. As a result, Mr. Dabich owned 49.74% of the then outstanding $.001 par value common stock and Mrs. Smith owned 33.16%.

The shares of $.001 par value common stock issued to Mr. Dabich and Mrs. Smith were valued at $214,200 and accounted for in the accompanying financial statements as an increase in salary expense and stockholders' equity. The value assigned to these shares represented 75% of a subsequent transaction with an independent third party.

For the year ended December 31, 1997, the Company sold 9,380,000 shares of its $.001 par value common stock for a total price of $321,700, including the shares referred to above. Additionally, the Company redeemed 9,380,000 shares for a total price of $74,500, including the shares referred to above.

On September 9, 1996, the Company sold 750,000 shares of its $.001 per value common stock in the state of New York, pursuant to a registration with the New York Department of Law and pursuant to a Section 504 (D) exemption with the United States Securities and Exchange Commission, for a total price of $7,500.

Common Stock Split - On December 31, 1996, the Company approved a 2-for-1 common stock split.

Common Stock Subscribed - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at December 31, 1997.

Net Income (Loss) Per Share - Net income (loss) per common share has not been computed since it is not significant

                       SYNERGY 2000, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Unaudited)

                                                                 September 30,
                                                                      1998
                                                                 --------------
ASSETS

     Current Assets:
         Cash                                                    $   141,232
         Accounts Receivable                                         272,841
         Common Stock Subscriptions Receivable                       112,500
                                                                 -----------
              Total Current Assets                                   526,573

     Equipment, Net                                                    4,532

     Other Assets:
         Intangible Assets, Net                                      936,765
         Organization Costs, Net                                         104
                                                                 -----------
              Total Other Assets                                     936,869
                                                                 -----------

              Total Assets                                       $ 1,467,974
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts Payable                                           $ 44,645
         Accrued Payroll Taxes                                         9,020
         Accrued Income Taxes                                         51,237
                                                                 -----------
              Total Current Liabilities                              104,902

     Deferred Income Taxes                                             ---
     Minority Interest in Consolidated Subsidiary                    463,728

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,637,500 Shares                  10,637
         Common Stock Subscribed, 112,500 Shares                     112,500
         Capital in Excess of Par Value of Common Stock              726,663
         Retained Earnings                                            49,544
                                                                 -----------
              Total Stockholders' Equity                             899,344
                                                                 -----------

              Total Liabilities and Stockholders' Equity         $ 1,467,974
                                                                 ===========


See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)

                                            Nine Months             Nine Months
                                               Ended                  Ended
                                           September 30,           September 30,
                                               1998                    1997
                                           ------------            -------------

Fees Billed                                $ 1,458,581              $ 377,789

Operating Expenses:
       Salaries                                182,280                168,300
       Contract Services                       853,972                 33,122
       Taxes and Licenses                       14,476                 10,571
       Auto and Truck                            1,414                  5,766
       Travel and Business                      42,718                 71,809
       Meals and Entertainment                   1,455                  4,801
       Advertising                              62,838                 14,340
       Professional Fees                        42,640                 13,635
       Rent                                      8,777                  2,250
       Telephone                                20,368                  6,280
       Supplies                                 11,874                  6,328
       Insurance                                27,239                  7,845
       Postage and Shipping                      3,678                  1,033
       Dues and Subscriptions                      690                  1,545
       Investor Relations                        4,617                    ---
       Miscellaneous                            28,259                  5,405
                                           -----------             ----------
                                             1,307,295                353,030
                                           -----------             ----------

Net Income Before Income Taxes                 151,286                 24,759

Income Tax                                     (50,230)                (5,228)
                                           -----------              ---------

Net Income Before Minority Interest            101,056                 19,531

Minority Interest in Net Loss                    7,056                    ---
                                           -----------              ---------

Consolidated Net Income                    $   108,112               $ 19,531
                                           ===========              =========

See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
           Consolidated Statement of Stockholders' Equity (Unaudited)




                                                                         Capital                              Total
                                                      Common            In Excess         Retained           Stock-
                                     Common           Stock              of Par           Earnings          holders'
                                     Stock          Subscribed            Value           (Deficit)          Equity
                                  -------------  -----------------    --------------    --------------    --------------

Balance -
 December 31, 1997                   $10,637          $ 112,500          $236,663          $(58,568)         $301,232

     Sale of Subsidiary
      Common Stock                       ---                ---           490,000               ---           490,000
     Net Income                          ---                ---               ---           108,112           108,112
                                     -------          ---------          --------          --------          --------

Balance -
 September 30, 1998                  $10,637          $ 112,500          $726,663           $49,544          $899,344
                                     =======          =========          ========           =======          ========





See accompanying consolidated notes to financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)


                                                                Nine Months      Nine Months
                                                                   Ended           Ended
                                                                September 30,   September 30,
                                                                    1998            1997
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Income                                               $ 101,056         $ 19,531
       Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
            Depreciation                                              668              ---
            Amortization                                           24,052               32
            Dec. (Inc.) in Accounts Receivable                   (208,817)         (37,465)
            Inc. (Dec.) in Accounts Payable                        39,372           14,950
            Inc. (Dec.) in Accrued Payroll Taxes                   (1,375)          15,551
            Inc. (Dec.) in Deferred Income Taxes                   (1,007)             ---
            Inc. (Dec.) in Accrued Income Taxes                    51,237            5,228
                                                                ---------         --------

                   Net Cash Provided by Operating
                      Activities                                    5,186           17,827
                                                                ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Aquisition of Equipment                                     (1,566)             ---
                                                                ---------         --------

                   Net Cash Used in Investing Activities           (1,566)             ---
                                                                ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of Stock                                              ---          138,800
       Redemption of Stock                                            ---          (74,500)
                                                                ---------         --------

                   Net Cash Provided by Financing
                      Activities                                      ---           64,300
                                                                ---------         --------

NET INCREASE IN CASH                                                3,620           82,127

CASH - BEGINNING                                                  137,612           12,000
                                                                ---------         --------

CASH - ENDING                                                   $ 141,232         $ 94,127
                                                                =========         ========





See accompanying consolidated notes to financial statements.

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                               September 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997 contained herein.

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

On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos 2000, Inc. for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its $.001 par value common stock. This common stock is not reflected as issued and outstanding in the accompanying unaudited consolidated financial statements since it is eliminated in consolidation. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable, license, throughout the world, to market certain proprietary software products. This transaction was valued at $960,785 which was the estimated fair value of the common stock issued by Argos 2000, Inc. as of June 25, 1998.

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

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 1998


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

NOTE 2 - EQUIPMENT Equipment consists of the following:


                  Computer Equipment                  $  5,604
                  Accumulated Depreciation              (1,072)
                                                      --------
                                                      $  4,532
                                                      ========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 1998


NOTE 3 - INCOME TAXES
The income tax provision consists of the following:


                  Current                              $ 51,237
                  Deferred                               (1,007)
                                                       --------
                                                       $ 50,230
                                                       ========

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment or $727.

NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock Subscribed - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at September 30, 1998.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

NOTE 5 - RELATED PARTY TRANSACTIONS
For the nine months ended September 30, 1998, the Company paid Argos 2000, Inc. $72,044 for services provided to the Company.