Form 10-Q
period 2000-03-31
SYNERGY 2000 INC
filed 2000-05-15
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

____X____    Quarterly Report Pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934 for the Quarterly period ended
             March 31, 2000

___________  Transition Report pursuant to Section 13 or 15 (d) of the
             Securities Exchange Act of 1934 for the transition period
             from                         to                       .

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

             Yes  _____X____                          No  ____________

As of May 1, 2000, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                                Table of Contents



PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

         Report of Independent Accountant

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

         Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999.

         Consolidated Statements of Retained Earnings as of December 31, 1999 and March 31, 2000

         Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

         Consolidated Notes to Financial Statements

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II. OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8Q

         1.  EXHIBITS

         27  Financial Data Schedule

                        REPORT OF INDEPENDENT ACCOUNTANT




Board of Directors
Synergy 2000, Inc.



I have reviewed the accompany consolidated balance sheet of Synergy 2000, Inc. and subsidiary as of March 31, 2000, and the related consolidate statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based upon my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
April 5, 2000

ITEM 1.  Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,                  December 31,
                                                                                        2000                        1999
                                                                                   ---------------            ----------------
                                                                                    (Unaudited)
ASSETS
Current Assets
   Cash                                                                                  $321,194                    $418,976
   Accounts Receivable                                                                    419,944                     272,595
   Common Stock Subscriptions Receivable                                                       --                          --
   Prepaid Expenses                                                                            --                          --
   Other Current Assets                                                                    21,261                      13,184
                                                                                   ---------------            ----------------
          Total Current Assets                                                           $762,399                    $704,755

Equipment, Net                                                                             12,426                      13,338

Other Assets:
   Intangible Assets, Net                                                                 792,647                     816,667
   Organization Costs, Net                                                                     40                          50
                                                                                   ---------------            ----------------
          Total Other Assets                                                              792,687                     816,717
                                                                                   ---------------            ----------------

          Total Assets                                                                 $1,567,512                  $1,534,810
                                                                                   ===============            ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                                      $177,190                    $193,679
   Deferred Income Taxes                                                                   17,480                       5,747
   Accrued Income Taxes                                                                     1,526                       1,526
                                                                                   ---------------            ----------------
           Total Current Liabilities                                                     $196,196                    $200,952

Minority Interest in Consolidated Subsidiary                                              390,366                     402,340

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares                                              10,651                      10,651
   Common Stock Subscribed, 112,500 Shares                                                112,500                     112,500
   Capital in Excess of Par Value of Common Stock                                         969,549                     969,549
   Retained Earnings                                                                          750                     (48,682)
                                                                                   ---------------            ----------------
                                                                                        1,093,450                   1,044,018
   Less: Subscriptions Receivable                                                        (112,500)                   (112,500)
                                                                                   ---------------            ----------------
          Total Stockholders' Equity                                                      980,950                     931,518
                                                                                   ---------------            ----------------
          Total Liabilities and Stockholders' Equity                                   $1,567,512                  $1,534,810
                                                                                   ===============            ================


See accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                 Three Months Ended
                                                                                           ----------------------------
                                                                                             March 31,       March 31,
                                                                                                2000           1999
                                                                                           ------------     -----------
                                                                                            (Unaudited)     (Unaudited)
Fees Billed                                                                                  $561,875        $862,684

Operating Expenses:
   Salaries                                                                                    59,250          66,530
   Contract Services                                                                          379,882         650,579
   Taxes and Licenses                                                                           6,033           6,620
   Auto and Truck                                                                                   0               0
   Travel and Business                                                                            952          18,705
   Meals and Entertainment                                                                         32             740
   Advertising                                                                                    922          25,000
   Professional Fees                                                                           16,642           1,824
   Rent                                                                                           925           3,039
   Telephone                                                                                    1,754           5,177
   Supplies                                                                                     1,436           2,078
   Insurance                                                                                   12,817           4,806
   Postage and Shipping                                                                           285             515
   Dues and Publications                                                                          146               0
   Investor Relations                                                                             975           3,159
   Amortization                                                                                24,030          24,030
   Depreciation                                                                                   912             527
   Bad Debts                                                                                    4,517               0
   Miscellaneous                                                                                1,174             150
                                                                                           ----------       ---------
     Total Operating Expenses                                                                 512,684         813,479
                                                                                           ==========       =========

Net Income (Loss) Before Income Taxes                                                          49,191          49,205

Income Tax (Expense) Benefit                                                                  (11,733)         (9,543)
                                                                                           ----------       ---------
Net Income (Loss) Before Minority Interest                                                     37,458          39,662

Minority Interest in Net loss                                                                  11,974          12,835
                                                                                           ----------       ---------
Consolidated Net Income (Loss)                                                               $ 49,432        $ 52,497
                                                                                           ==========       =========




See Accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                       Capital                          Total
                                                         Common       In Excess      Retained          Stock-
                                           Common        Stock         of Par        Earnings         Holders'
                                           Stock       Subscribed       Value       (Deficit)          Equity
                                        -----------   -----------    -----------   -----------      -----------
Balance- December 31, 1998               $10,651       $112,500      $969,549       (215,665)        $  877,035

     Net Income                               --             --            --        166,983         $  166,983
                                         -------       --------      --------       --------         ----------
Balance- December 31, 1999               $10,651       $112,500      $969,549       -$48,682         $1,044,018

     Shares sold                              --             --            --             --                 --
     Net Income                               --             --            --         49,432            $49,432
                                         -------       --------      --------       --------         ----------
Balance- March 31, 2000                  $10,651       $112,500      $969,549       $    750         $1,093,450
                                         =======       ========      ========       ========         ==========




















See accompanying Consolidated Notes to Financial Statements

              SYNERGY 2000, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months Ended
                                                                                        ------------------------------------------
                                                                                          March 31,                  March 31,
                                                                                             2000                       1999
                                                                                        ---------------            ---------------
                                                                                         (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                           $37,458                    $39,662
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                                             912                        527
          Amortization                                                                          24,030                     24,030
          Dec (Inc) in Accounts receivable                                                    (147,349)                   (75,419)
          Inc. (Dec.) in Other Assets                                                           (8,077)                       (75)
          Inc. (Dec.) in Prepaid Expenses                                                           --                         --
          Inc. (Dec.) in Accounts Payable                                                      (16,489)                   238,503
          Inc. (Dec.) in Payroll Taxes                                                              --                         --
          Inc. (Dec.) in Deferred Income Taxes                                                  11,733                      9,543
          Inc. (Dec.) in Accrued Income Taxes                                                       --                         --
                                                                                        ---------------            ---------------
          Net Cash Provided by (Used) in Operating Activities                                 ($97,782)                  $236,771

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                                         --                         --
                                                                                        ---------------            ---------------
          Net Cash Used in Investing Activities                                                      0                          0
                                                                                        ---------------            ---------------

NET INCREASE (DECREASE) IN CASH                                                               ($97,782)                  $236,771

CASH - BEGINNING                                                                               418,976                     90,212
                                                                                        ---------------            ---------------
CASH - ENDING                                                                                 $321,194                   $326,983
                                                                                        ===============            ===============











See accompanying Consolidated Notes to Financial Statements

                        SYNERGY 2000, INC. AND SUBSIDIARY

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc and subsidiary (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 1999.

Organization and Business - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. . The Company offers a variety of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof..

On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos 2000, Inc. for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its $.001 par value common stock. This common stock is not reflected as issued and outstanding in the accompanying unaudited financial statements since it is eliminated in consolidation. Argos Technologies, Inc., received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for an exclusive non-transferable license, throughout the world, to market certain proprietary software. This transaction was valued at $980,785 which was the estimated fair value of the common stock issued by Synergy 2000, Inc. as of June 30, 1998.

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

Depreciation - The Company's equipment is depreciated using the straight line method. Depreciation expense totaled $912 for the three months ended March 31, 2000 and $527 for the three months ended March 31, 1999.

                        SYNERGY 2000, INC. AND SUBSIDIARY
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000
                                   (Continued)

Intangible Assets - In June of 1998, Argos 2000 Inc. acquired an exclusive, non-transferable, license throughout the world, to market a fully automated year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight line method over 10 years. Amortization expense totaled $24,019 for the three months ended March 31, 2000 and 1999. Accumulated amortization was $168,137 at March 31, 2000.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $11 for the three month period March 31, 2000 and 1999. Accumulated amortization was $175 at March 31, 2000.

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

NOTE 2 - EQUIPMENT Equipment consists of the following:

                  Computer Equipment                                   $18,235
                  Accumulated Depreciation                              (5,809)
                                                                       -------
                                                                       $12,426
                                                                       =======

NOTE 3 - INCOME TAXES
The income tax provision consists of the following

                                                                          2000                   1999
                                                                       ---------               ---------
                  Current                                              $     --                $     --
                  Deferred                                               11,733                   9,543
                                                                       --------                --------
                                                                       $ 11,733                $  9,543
                                                                       ========                ========


The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes as follows:

         Income Tax Expense Computed at the
            Statutory Federal Income Tax Rate                          $ 16,725               $ 16,730
         Increase (Decrease) in Income Taxes
            Resulting From:
              Subsidiary Losses Not Recognized                            4,071                     --
              Surtax Exemption              `                           (10,664)                (8,949)
              State Income Tax-Net of Federal
                Tax Benefit                                               1,595                  1,636
              Other                                                           6                    126
                                                                       --------               --------
                                                                       $ 11,733               $  9,543
                                                                       ========               ========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000
                                   (Continued)


The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                                          2000                   1999
                                                                       ---------               ---------
         Method of Revenue and Expense
            Recognition                                                $ 15,534                $ 15,613
         Additional Depreciation for Income
            Tax Purposes:                                                 1,946                   1,204
                                                                       --------                --------
                                                                       $ 17,480                $ 16,617
                                                                       ========                ========

At March 31, 2000, the Company had net operating losses totaling $143,376 for income tax purposes.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock Subscribes - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding as of March 31,2000.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

                        SYNERGY 2000, INC. AND SUBSIDAIRY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Introduction

The Company's revenues are derived from the performance of consulting and management arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts and the development of new product lines and the use of the internet opportunities. The Company's results may vary from quarter to quarter based upon the number of contacts performed and the stage of completion during those quarters.

Statement of Operations March 31, 2000 to March 31, 1999 (Unaudited)

The Company's revenues or fees billed was approximately $562,000 for the quarter ended March 31, 2000 compared to approximately $863,000 for the comparable period in 1999. The decrease was due primarily to an decrease in the number of and size of the consulting arrangements entered into by the Company as well as a significant amount of time devoted to the development of new programs and our web and internet enabled programs.

The Company's operating expenses during the quarter ended March 31, 2000 were approximately $513,700 compared to $813,500 during the comparable period in 1999. The decreased expenses were primarily attributable to the decreased volume; a higher gross profit percentage on the work actually performed, and a concerted effort by management to decrease operating expenses. The Company had net income of approximately $49,400 for the quarter ended March 31, 2000 as compared to $52,500 for the comparable quarter in 1999. The decrease in net income is primarily the result of decreased volume.

Many client and prospective client companies focused on their Year 2000 issues to the exclusion of reviewing new technologies, systems or proposed programs during the latter half of 1999 and the first quarter of 2000. Consequently, Synergy 2000 marketing efforts were hampered by many of our customers not having time to evaluate our business proposals. The Company anticipates that client and potential clients will seek development unrelated to their Y2K problems by the third quarter of 2000.

The Company relies on programmers and consultants to perform its contracts and from time to time there have been shortages of such programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid for outside technical help.

The Company has continued and will continue to diversify its consulting and product development activities as well as the development of its web and internet enabled opportunities. The Company believes this is necessary to accomplish its goal of producing new products for the 21st Century.

Liquidity

The Company's working capital was approximately $566,200 as of March 31, 2000 as compared to approximately $503,800 at December 31, 1999. The increase was primarily attributable to cash and accounts receivable rising from the accumulation of increased revenues and profits over the last twelve months.

                        SYNERGY 2000, INC. AND SUBSIDAIRY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


The Company has derived its cash from operations and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next twelve (12) months. The Company, however, will require additional funds for the further development, promotion and marketing of its internet and web enabled programs. There is no assurance the Company will be able to obtain these funds.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


     (Registrant)                                  Synergy 2000, Inc.

     Date:                                         May 15, 2000

     By:                                           /s/ Eli Dabich, Jr.
                                                   -----------------------------
                                                   Eli Dabich, Jr. as President