Form 10-Q/A
period 1998-12-01
SYNERGY 2000 INC
filed 2000-06-29
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No.1


  __X__ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

  _____ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______.

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

                  2815 Cox Neck Road, Chester, Maryland, 21619
                  --------------------------------------------
                     (Address of principal executive offices)

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

        Consolidated Statements of Retained Earnings as of December 31, 1997 and September 30, 1998.

        Consolidated Statements of Cash Flows for the Nine months ended September 30, 1998 and 1997.

        Consolidated Notes to Financial Statements

       ITEM 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations.


PART II        OTHER INFORMATION

               EXHIBIT 27 - Financial Data Schedule



SIGNATURES


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,         December 31,
                                                                       1998                  1997
                                                                   -------------         ------------
                                                                    (Unaudited)
ASSETS

Current Assets
   Cash                                                              $  141,232            $137,612
   Accounts Receivable                                                  272,841              64,024
   Common Stock Subscriptions Receivable                                     --                  --
                                                                     ----------            --------
          Total Current Assets                                       $  414,073            $201,636

Equipment, Net                                                            4,532               3,635

Other Assets:
   Intangible Assets, Net                                               936,765                  --
   Organization Costs, Net                                                  104                 136
                                                                     ----------            --------
          Total Other Assets                                            936,869                 136
                                                                     ----------            --------

          Total Assets                                               $1,355,474            $205,407
                                                                     ----------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                  $   44,645            $  5,273
   Accrued Payroll Taxes                                                  9,020            $ 10,395
   Accrued Income Taxes                                                  51,237                  --
                                                                     ----------            --------
           Total Current Liabilities                                    104,902            $ 15,668

Deferred Income Taxes                                                        --                  --
Minority Interest in Consolidated Subsidiary                            463,728                  --

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,651,500 Shares                            10,637              10,637
   Common Stock Subscribed, 112,500 Shares                              112,500             112,500
   Capital in Excess of Par Value of Common Stock                       934,563             444,563
   Retained (Deficit)                                                  (158,356)           (265,461)
                                                                     ----------            --------
                                                                        899,344             302,239
   Less Subscriptions Receivable                                       (112,500)           (112,500)

                                                                     ----------            --------
          Total Stockholders' Equity                                    786,844             189,739
                                                                     ----------            --------

          Total Liabilities and Stockholders' Equity                 $1,355,474            $205,407
                                                                     ==========            ========

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                   30-Sep                           30-Sep
                                                            --------------------           -----------------------
                                                              1998         1997              1998           1997
                                                            --------     -------           --------        -------
Fees Billed                                               $ 458,912       $230,795        $1,458,581      $ 377,789

Operating Expenses:
   Salaries                                                  60,760         47,700           182,280        376,200
   Contract Services                                        406,044         16,987           853,972         33,122
   Taxes and Licenses                                         3,886          2,309            14,476         10,571
   Auto and Truck                                                19          2,260             1,414          5,766
   Travel and Business                                       15,934         48,836            42,718         71,809
   Meals and Entertainment                                      178          3,860             1,455          4,801
   Advertising                                                4,578          7,189            62,838         14,340
   Professional Fees                                         28,392             --            42,640         13,635
   Rent                                                       2,863             --             8,777          2,250
   Telephone                                                  9,793          1,434            20,368          6,280
   Supplies                                                   2,583          3,189            11,874          6,328
   Insurance                                                  7,121          5,272            27,239          7,845
   Postage and Shipping                                       1,876            271             3,678          1,033
   Dues and Publications                                         38            666               690          1,545
   Investor Relations                                           201             --             4,617             --
   Miscellaneous                                             27,395          5,203            28,259          5,405
                                                          ---------       --------        ----------      ---------
     Total Operating Expenses                               571,661        145,176         1,307,295        560,930
                                                          ---------       --------        ----------      ---------

Net Income (Loss) Before Income Taxes                     ($112,749)      $ 85,619        $  151,286      ($183,141)

Income Tax (Expense) Benefit                                 43,934             --           (50,230)        (5,228)
                                                          ---------       --------        ----------      ---------

Net Income (Loss) Before Minority Interest                ($ 68,815)        85,619           100,049       (183,141)

Minority Interest in Net Loss                                $7,717             --             7,056             --
                                                          ---------       --------        ----------      ---------

Consolidated Net Income (Loss)                            ($ 61,098)      $ 85,619        $  107,105      $(183,141)
                                                          =========       ========        ==========      =========

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                  Capital                        Total
                                                                   Common        In Excess       Retained        Stock-
                                                    Common         Stock          of Par         Earnings       Holders'
                                                    Stock        Subscribed        Value        (Deficity)       Equity
                                                    -------      ----------      ---------      ----------      -------
Balance - December 31, 1997                          10,637        112,500         444,563       (265,461)       302,239

     Sales of Subsidiary Common Stock                    --             --         490,000             --        490,000
     Net Income                                          --             --              --        107,105        107,105
                                                    -------       --------        --------      ---------       --------
Balance - September 30, 1998                        $10,637       $112,500        $934,563      $(158,356)      $899,344
                                                    =======       ========        ========      =========       ========




See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                               --------------------------------------------
                                                                               September 30,                  September 30,
                                                                                    1998                          1997
                                                                               -------------                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                              $100,049                     $ (183,141)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                                 668                            --
          Amortization                                                              24,052                            32
          Dec (Inc) in Accounts receivable                                        (208,817)                      (37,465)
          Inc. (Dec.) in Accounts Payable                                           39,372                        14,950
          Inc. (Dec.) in Payroll Taxes                                              (1,375)                       15,551
          Inc. (Dec.) in Deferred Income Taxes                                      (1,007)                           --
          Inc. (Dec.) in Accrued Income Taxes                                       51,237                         5,228
                                                                                  --------                     ---------
          Net Cash Provided by (Used) in Operating Activities                     $  5,186                     $(190,073)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                         (1,566)                           --
                                                                                  --------                     ---------

          Net Cash Used in Investing Activities                                     (1,566)                           --
                                                                                  --------                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Stock                                                                    --                       346,700
   Redemption of Stock                                                                  --                       (74,500)

          Net Cash Provided by Financing Activities                                     --                       272,200

NET INCREASE (DECREASE) IN CASH                                                   $  3,620                     $  82,127

CASH - BEGINNING                                                                   137,612                        12,000
                                                                                  --------                     ---------
CASH - ENDING                                                                     $141,232                     $  94,127
                                                                                  ========                     =========



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
                                                     ========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 1998


NOTE 3 - INCOME TAXES
The income tax provision consists of the following:


                  Current                            $ 51,237
                  Deferred                                 --
                                                     --------
                                                     $ 51,237
                                                     ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

Introduction

The Company's sales are comprised primarily of providing consulting and management services relating to information systems. It is also a reseller of software in most instances arising from its consulting services. In addition, a substantial portion of its sales have been provided from clients and customers seeking solution to problems relating to the year 2000 (Y2K).

It is anticipated that certain repeat customers will be using the Company for expanded new program development in both the Y2K area as well as new program development. The Company is also entering into new areas of consulting and maintenance whereby the Company's personnel will be developing entirely new programs for existing and new customers, implementing those programs and maintaining that system.

The Company's consulting and management arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts.

Statement of Operations September 30, 1998 to September 30, 1997 (unaudited)

The Company's revenues or fees billed was approximately $458,912 and $1,458,581 for the three and nine month periods ended September 30, 1998 compared to approximately $230,795 and $377,789 for the comparable periods in 1997. These increases were due primarily to an increase in the number of consulting arrangements entered into by the Company as well as increased revenues derived from the sales of software.

The Company's operating expenses during the three and nine month periods ended September 30, 1998 were approximately $571,661 and $1,307,295 compared to $145,176 and $560,930 during the comparable periods in 1997. The increased expenses were primarily attributed to the increased volume. The Company had net income of $107,105 for the nine month period ended September 30, 1998 and a loss of approximately $183,141 in the comparable period in 1997. The increase in net income is primarily the result of increased volume. In addition, the Company had an extraordinary expense of $207,900 charged to salaries resulting from the value of restricted common shares transferred to certain officers of the Company. The Company incurred a loss of $61,098 during the quarter ended September 30, 1998 as compared to a profit of $60,763 in the comparable period in 1997. The loss resulted from the accrual of operating expenses for projects producing fees in subsequent periods. The Company does not believe the first nine months of 1997 is a representative period as the Company was just beginning to derive revenues from income producing activities prior to such period. A substantial portion of its operations were devoted to start-up activities until 1998.

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

Intangible Assets

In June 1998, Argos 2000, Inc, acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated year 2000 compatible, policy administration system designed for the automobile industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totaled $24,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

The Company's working capital was approximately $309,171 as of September 30, 1998 compared to approximately $185,968 at December 31, 1997. The increase was primarily attributable to the increase in accounts receivable resulting from increased revenues.

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

               (Registrant)         Synergy 2000, Inc.

               Date                 29-June-2000

               By                   /s/ Eli Dabich, Jr.
                                    ---------------------------
                                    Eli Dabich, Jr. as President






PART II.  OTHER INFORMATION

EXHIBIT 27 - Financial Data Schedule