Form 10KSB/A
period 1998-12-31
SYNERGY 2000 INC
filed 2000-06-29
CIK 1042501

================================================================================

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO.1

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

                   2815 Cox Ned Road, Chester Maryland, 21619
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (410) 643-5563

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

The Company's principal office is located at 2815 Cox Neck Road, Chester, Maryland 21619 and its telephone number is 410-643-5563. The Company was formed in February 1996 and began operations in 1997. It has not experienced a consolidation, merger, bankruptcy or other material reclassification.

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

The Company's operating expenses during the year ended December 31, 1998 were $1,883,832 compared to $686,875 during the comparable period. The increased expenses were primarily attributable to the increased volume. The increase in pre tax and after tax net income is primarily the result of increased volume.

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


Liquidity

The Company's working capital was approximately $300,350 as of December 31, 1998 compared to approximately $186,000 at December 31, 1997. The increase was primarily attributable to accounts receivable arising from increased revenues.

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

On January 17, 1997, current management joined the company and obtained control of the company from Corporate Service Group and Tabor. Of the 9,000,000 shares owned by Corporate Service Group and William E. Tabor, a total of 8,500,000 shares were returned to the treasury and canceled for a consideration of $67,000. Eli Dabich, Jr., current President and Director, was issued 3,780,000 shares of common stock, par value of $3,780 and a fair market value totaling $124,740, and Jeanette T. Smith, current Executive Vice President, was issued 2,520,000 shares of common stock, par value of $2,520 and a fair market value of $83,160. The issuance was treated as a salary expense based upon the estimated fair market value of the shares transferred. At the same time, Michael York acquired 2,200,000 shares for a consideration of $100,000.

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




STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
March 31, 1999

CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                                      December 31,
                                                                                                          1998
                                                                                                    ---------------
ASSETS
------

    Current Assets:
        Cash                                                                                        $        90,212
        Accounts Receivable                                                                                 214,718
        Other Current Assets                                                                                 11,261
                                                                                                    ---------------
             Total Current Assets                                                                           316,191

    Equipment, Net                                                                                            9,388

    Other Assets
        Intangible Assets, Net                                                                              912,745
        Organization Costs, Net                                                                                  93
                                                                                                    ---------------
             Total Other Assets                                                                             912,838
                                                                                                    ---------------

             Total Assets                                                                           $     1,238,417
                                                                                                    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

    Current Liabilities:
        Accounts Payable                                                                            $        15,841
                                                                                                    ---------------
             Total Current Liabilities                                                                       15,841

    Deferred Income Taxes                                                                                     8,281
    Minority Interest in Consolidated Subsidiary                                                            450,768

    Stockholders' Equity:
        Common Stock, Par Value $.001;
           Authorized 25,000,000 Shares;
           Issued and Outstanding 10,651,500 Shares                                                          10,651
        Common Stock Subscribed, 112,500 Shares                                                             112,500
        Capital in Excess of Par Value of Common Stock                                                      969,549
        Retained (Deficit)                                                                                 (216,673)
                                                                                                    ---------------
                                                                                                            876,027
        Less Subscriptions Receivable                                                                      (112,500)
                                                                                                    ---------------
             Total Stockholders' Equity                                                                     763,527
                                                                                                    ---------------

             Total Liabilities and Stockholders' Equity                                             $     1,238,417
                                                                                                    ===============



          See accompanying consolidated notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   Year                       Year
                                                                                  Ended                      Ended
                                                                              December 31,               December 31,
                                                                                  1998                        1997
                                                                        --------------------------  -------------------------
Fees Billed                                                              $     1,920,885             $      480,335

Operating Expenses:
      Salaries                                                                   243,582                    430,291
      Contract Services                                                        1,233,433                     37,451
      Taxes and Licenses                                                          20,757                     12,044
      Auto and Truck                                                               3,628                      7,661
      Travel and Business                                                         69,029                     92,225
      Meals and Entertainment                                                      1,465                      7,748
      Advertising                                                                 63,175                     28,177
      Professional Fees                                                           57,005                     15,279
      Rent                                                                        12,499                      5,778
      Telephone                                                                   25,306                     11,607
      Supplies                                                                    15,713                     11,343
      Insurance                                                                   29,042                     11,163
      Postage and Shipping                                                         4,126                      2,449
      Dues and Subscription                                                        3,634                      2,079
      Investor Relations                                                           5,079                      5,125
      Amortization                                                                48,082                        ---
      Depreciation                                                                 1,536                        404
      Bad Debts                                                                   44,915                        ---
      Miscellaneous                                                                1,826                      6,051
                                                                        --------------------------  -------------------------
                                                                               1,883,832                    686,875
                                                                        --------------------------  -------------------------

Net Income (Loss) Before Income Taxes                                             37,053                   (206,540)

Income Tax Expense                                                                (8,281)                       ---
                                                                        --------------------------  -------------------------

Net Income (Loss) Before Minority Interest                                        28,772                   (206,540)

Minority Interest in Net Loss                                                     20,016                        ---
                                                                        --------------------------  -------------------------

Consolidated Net Income (Loss)                                           $        48,788            $      (206,540)
                                                                        ==========================  =========================


See accompanying consolidated notes to financial statements.

CONDSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                       Capital                                       Total
                                                     Common           In Excess        Retained                      Stock-
                                   Common            Stock             of Par          Earnings                     holders'
                                    Stock          Subscribed           Value         (Deficit)                      Equity
                                --------------    -------------     --------------   -------------    ------------------------------
Balance -

  December 31, 1996              $ 10,500        $250,000            $     1,500     $     (421)                   $ 261,579

    Shares Sold                     9,380             ---                312,320            ---                      321,700

    Subscriptions Received            137        (137,500)               137,363            ---                          ---

    Shares Redeemed                (9,380)            ---                 (6,620)       (58,500)                     (74,500)

    Net Loss                          ---             ---                   ---        (206,540)                    (206,540)
                                --------------    -------------     --------------   -------------    ------------------------------

Balance -

 December 31, 1997                 10,637         112,500                444,563       (265,461)                     302,239

     Sale of Subsidiary

         Common Stock                 ---             ---                490,000            ---                      490,000

    Shares Sold                        14             ---                 34,986            ---                       35,000

    Net Income                        ---             ---                    ---         48,788                       48,788
                                --------------    -------------     --------------   -------------    ------------------------------

Balance -

 December 31, 1998               $ 10,651         $ 112,500            $ 969,549     $ (216,673)                   $ 876,027
                                ==============    =============     ==============   =============    ==============================

          See accompanying consolidated notes to financial statements.

                        SYNERGY 2000, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                         Year                  Year
                                                                                         Ended                 Ended
                                                                                     December 31,          December 31,
                                                                                         1998                  1997
                                                                                  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                            $ 29,779             $(206,540)
       Adjustments to Reconcile Net Income to Net Cash
        Provided by (Used) in Operating Activities:
            Depreciation                                                                        1,536                   404
            Amortization                                                                       48,082                    43
            Dec. (Inc.) in Accounts Receivables                                              (150,694)              (64,024)
            Dec. (Inc.) in Other Current Assets                                               (11,261)                  ---
            Inc. (Dec.) in Accounts Payable                                                    10,568                 4,673
            Inc. (Dec.) in Accrued Payroll Taxes                                              (10,395)               10,395
            Inc. (Dec.) in Deferred Income Taxes                                                8,281                   ---
                                                                                  --------------------  --------------------

                   Net Cash Used in Operating Activities                                      (75,111)              (255,049)
                                                                                  --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Aquisition of Equipment                                                                 (7,289)               (4,039)
                                                                                  --------------------  --------------------

                   Net Cash Used in Investing Activities                                       (7,289)               (4,039)
                                                                                  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of Stock                                                                       35,000               459,200
       Redemption of Stock                                                                        ---               (74,500)
                                                                                  --------------------  --------------------

                   Net Cash Provided by Financing Activities                                   35,000               384,700
                                                                                  --------------------  --------------------


NET INCREASE (DECREASE) IN CASH                                                               (47,400)              125,612

CASH - BEGINNING                                                                              137,612                12,000
                                                                                  --------------------  --------------------

CASH - ENDING                                                                                $ 90,212             $ 137,612
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

NOTE 2 - EQUIPMENT
Equipment consists of the following:


                  Computer Equipment                              $ 11,329
                  Accumulated Depreciation                          (1,941)
                                                                ---------------
                                                                  $  9,388
                                                                ===============

NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                                1998                 1997
                                           ----------------     ---------------
                  Current                    $   ---             $     ---

                  Deferred                     8,281                   ---
                                           ----------------     ---------------
                                             $ 8,281             $    ---
                                           ================     ===============

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

For the year ended December 31, 1997, the Company sold 9,380,000 shares of its $.001 par value common stock for a total price of $321,700. Additionally, the Company redeemed 9,380,000 shares for a total price of $74,500.

Net Income (Loss) Per Share - Net income (loss) per common share has not been computed since it is not significant.

NOTE 5 - RELATED PARTY TRANSACTIONS
For the year ended December 31, 1998, the Company paid Argos 2000, Inc. $77,769 for services provided to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of White Plains, State of New York, on the 29th day of June, 2000.


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

Signatures                                        Capacity                                             Date
--------------------------          ---------------------------------------------------         ------------------
/s/ Eli Dabach                         Director, President and Chief Executive                    June 29, 2000
------------------                     Officer (Principal Executive Officer, Principal
    Eli Dabach                         Financial and Accounting Officer)


/s/ Jeanette Tebrich                   Director                                                   June 29, 2000
---------------------
    Jeanette Tebrich

/s/ Virgil L. Pittman, Jr.             Director                                                   June 29, 2000
--------------------------
    Virgil L. Pittman, Jr.

