Form 10-Q/A
period 1999-05-01
SYNERGY 2000 INC
filed 2000-06-29
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 Amendment No.1

__X__ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

_____ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.


                         Commission File Number 000-24789

                               SYNERGY 2000, INC.
        ---------------------------------------------- ------------------
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

          Consolidated Statements of Retained Earnings as of December 31, 1998 and March 31, 1999.

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998

          Consolidated Notes to Financial Statements

         ITEM 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations.

PART II    OTHER INFORMATION

         EXHIBIT 27 - Financial Data Schedule

SIGNATURES



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,            December 31,
                                                                     1999                   1998
                                                                 ----------             ----------
                                                                  (Unaudited)
ASSETS

Current Assets
   Cash                                                          $  326,983             $   90,212
   Accounts Receivable                                              290,137                214,718
   Common Stock Subscriptions Receivable                                 --                     --
   Other Current Assets                                              11,336                 11,261
                                                                 ----------             ----------
          Total Current Assets                                   $  628,456             $  316,191

Equipment, Net                                                        8,861                  9,388

Other Assets:
   Intangible Assets, Net                                           888,725                912,745
   Organization Costs, Net                                               83                     93
                                                                 ----------             ----------
          Total Other Assets                                        888,808                912,838
                                                                 ----------             ----------

          Total Assets                                           $1,526,125             $1,238,417
                                                                 ----------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                              $  254,344             $   15,841
                                                                 ----------             ----------
           Total Current Liabilities                             $  254,344             $   15,841

Deferred Income Taxes                                                17,824                  8,281
Minority Interest in Consolidated Subsidiary                        437,933                450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,651,500 Shares                        10,651                 10,651
   Common Stock Subscribed, 112,500 Shares                          112,500                112,500
   Capital in Excess of Par Value of Common Stock                   969,549                969,549
   Retained Earnings                                               (164,176)              (216,673)
                                                                 ----------             ----------
                                                                    928,524                876,027

   Less: Subscriptions Receivable                                  (112,500)              (112,500)
                                                                 ----------             ----------
          Total Stockholders' Equity                                816,024                763,527

          Total Liabilities and Stockholders' Equity             $1,526,125             $1,238,417
                                                                 ==========             ==========


See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended
                                                       --------------------------------
                                                       March 31,              March 31,
                                                         1999                   1998
                                                       ---------             ----------
                                                      (Unaudited)            (Unaudited)
Fees Billed                                            $ 862,684             $  73,222

Operating Expenses:
   Salaries                                               66,530                60,760
   Contract Services                                     650,579                 9,870
   Taxes and Licenses                                      6,620                 4,698
   Auto and Truck                                             --                 1,395
   Travel and Business                                    18,705                11,557
   Meals and Entertainment                                   740                   835
   Advertising                                            25,000                48,325
   Professional Fees                                       1,824                 9,748
   Rent                                                    3,039                 2,929
   Telephone                                               5,177                 5,435
   Supplies                                                2,078                 6,262
   Insurance                                               4,806                 3,683
   Postage and Shipping                                      515                 1,105
   Dues and Publications                                      --                   532
   Investor Relations                                      3,159                 4,090
   Amortization                                           24,030                    --
   Depreciation                                              527                   218
   Mscellaneous                                              150                    87
                                                       ---------             ---------
     Total Operating Exoenses                            813,479               171,529
                                                       ---------             ---------

Net Income (Loss) Before Income Taxes                     49,205               (98,307)

Income Tax (Expense) Benefit                              (9,543)                   --

                                                       ---------             ---------
Net Income (Loss) Before Minority Interest                39,662               (98,307)
                                                       ---------             ---------

Minority Interest in Net loss                             12,835                     0

                                                       ---------             ---------
Consolidated Net Income (Loss)                         $  52,497             ($ 98,307)
                                                       =========             =========

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                           Capital                         Total
                                                          Common          In Excess       Retained         Stock-
                                         Common            Stock           of Par         Earnings        Holders'
                                          Stock         Subscribed          Value        (Deficit)        Equity
                                        --------        ----------       ----------      ---------        --------
Balance-September 30, 1998              $ 10,637         $112,500         $934,563       $(158,365)       $899,344

     Shares sold                              14               --           34,986              --          35,000
     Net Income                               --               --               --         (58,317)        (58,317)

Balance-December 31, 1998                 10,651          112,500          969,549        (216,673)        876,027

     Net Income                               --               --               --          52,497          52,497
                                        --------         --------         --------       ---------        --------
Balance-March 31, 1999                  $ 10,651         $112,500         $969,549       $(164,176)       $928,524
                                        ========         ========         ========       =========        ========




See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                           March 31,             March 31,
                                                                             1999                  1998
                                                                          ---------             ---------
                                                                          (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                      $  39,662             ($ 98,307)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                          527                   218
          Amortization                                                       24,030                    11
          Dec (Inc) in Accounts receivable                                  (75,419)              (29,681)
          Inc. (Dec.) in Other Assets                                           (75)                   --
          Inc. (Dec.) in Accounts Payable                                   238,503                    --
          Inc. (Dec.) in Payroll Taxes                                           --                 4,286
          Inc. (Dec.) in Deferred Income Taxes                                9,543                (1,007)
                                                                          ---------             ---------
          Net Cash Provided by (Used) in Operating Activities             $ 236,771             ($123,473)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                      --                  (863)
                                                                          ---------             ---------
          Net Cash Used in Investing Activities                                  --                  (863)
                                                                          ---------             ---------

NET INCREASE (DECREASE) IN CASH                                           $ 236,771             ($124,336)

CASH - BEGINNING                                                             90,212               137,612
                                                                          ---------             ---------
CASH - ENDING                                                             $ 326,983             $  13,276
                                                                          =========             =========


See accompanying Consolidated Notes to Financial Statements

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                 March 31, 1999


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

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 1999


Revenue Recognition - Revenue from contract consulting services are recognized on the percentage-to-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

Depreciation - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $527 for the three months ended March 31, 1999 and $218 for the three months ended March 31, 1999.

Intangible Asset - In June 1998, Argos 2000, Inc. acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated, year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totaled $24,020 for the three months ended March 31, 1999.

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

NOTE 2 - EQUIPMENT

Equipment consists of the following:


                  Computer Equipment                   $ 11,329
                  Accumulated Depreciation               (2,468)
                                                       --------
                                                       $  8,861
                                                       ========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 1999


NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                            1999                1998
                                          --------            --------
                  Current                 $     --            $     --
                  Deferred                   9,543                  --
                                          --------            --------
                                          $  9,543            $     --
                                          ========            ========

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment of $370 in 1999.

NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock Subscribed - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at March 31, 1999.

Net Income Per Share - Net income per common share has not been computed since it is not significant

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

The Company's operating expenses during the quarter ended March 31, 1999 were approximately $813,500 compared to $171,500 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume. The Company had net income of $52,497 for the quarter ended March 31, 1999 and sustained a loss of approximately $98,307 in the comparable quarter in 1998. The increase in net income is primarily the result of increase volume.

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

Liquidity

The Company's working capital was approximately $300,350 as of December 31, 1998 as compared to approximately $374,112 at December 31, 1999. The increase was primarily attributable to cash and accounts receivable rising from increase revenues.

The Company has derived its cash from operation and the sale of shares. The Company has no commitments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next 12 months.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               (Registrant)                      Synergy 2000, Inc.

               Date                              29-June-2000

               By                                /S/ Eli Dabich, Jr.
                                                 ----------------------------
                                                 Eli Dabich, Jr. as Presidnet


PART II OTHER INFORMATION

EXHIBIT 27 - Financial Data Schedule