Form 10-Q/A
period 1999-07-01
SYNERGY 2000 INC
filed 2000-06-29
CIK 1042501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

__X__ Quarterly  Report  Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 1999

_____ Transition Report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from _______ to _______.

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

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K

        1.  EXHIBITS











PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,            December 31,
                                                              1999                 1998
                                                           -----------          ------------
                                                           (Unaudited)
ASSETS

Current Assets
   Cash                                                     $  198,999            $   90,212
   Accounts Receivable                                         307,926               214,718
   Common Stock Subscriptions Receivable                            --                    --
   Other Current Assets                                             --                11,261
                                                            ----------            ----------
          Total Current Assets                              $  506,925            $  316,191

Equipment, Net                                                  14,816                 9,388

Other Assets:
   Intangible Assets, Net                                      864,706               912,745
   Organization Costs, Net                                          72                    93
                                                            ----------            ----------
          Total Other Assets                                   864,778               912,838
                                                            ----------            ----------

          Total Assets                                      $1,386,519            $1,238,417
                                                            ----------            ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                         $   66,316            $   15,841
   Accrued Payroll Taxes                                         2,309                    --
                                                            ----------            ----------
           Total Current Liabilities                        $   68,316            $   15,841

Deferred Income Taxes                                           32,865                 8,281
Minority Interest in Consolidated Subsidiary                   426,495               450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares                   10,651                10,651
   Common Stock Subscribed, 112,500 Shares                     112,500               112,500
   Capital in Excess of Par Value of Common Stock              969,549               969,549
   Retained Deficit                                           (121,666)             (216,673)
                                                            ----------            ----------
                                                               971,034               876,027
   Less:  Subscriptions Receivable                            (112,500)             (112,500)
                                                            -----------           -----------
          Total Stockholders' Equity                           858,534               763,527
                                                            ----------            ----------

          Total Liabilities and Stockholders' Equity        $1,386,519            $1,238,417
                                                            ==========            ==========

          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Three Months Ended                      Six Months Ended
                                              ---------------------------             --------------------------
                                                June 30,        June 30,                June 30,       June 30,
                                                 1999             1998                   1999            1998
                                              -----------     -----------             -----------     -----------
                                              (Unaudited)     (Unaudited)             (Unaudited)     (Unaudited)
Fees Billed                                     $517,450        $926,447               $1,380,134      $999,669

Operating Expenses:
   Salaries                                       83,261          60,760                  149,791       121,520
   Contract Services                             238,828         438,058                  889,407       447,928
   Taxes and Licenses                              7,751           5,892                   14,371        10,590
   Auto and Truck                                  3,004              --                    3,004         1,395
   Travel and Business                            20,502          15,227                   39,207        26,784
   Meals and Entertainment                         3,444             442                    4,184         1,277
   Advertising                                     1,050           9,935                   26,050        58,260
   Professional Fees                              27,720           4,500                   29,544        14,248
   Rent                                            2,776           2,985                    5,815         5,914
   Telephone                                       6,497           5,140                   11,674        10,575
   Supplies                                        8,862           3,029                   10,940         9,291
   Insurance                                      40,751          16,435                   45,557        20,118
   Postage and Shipping                              978             697                    1,493         1,802
   Dues and Publications                             616             120                      616           652
   Investor Relations                                191             326                    3,350         4,416
   Amortization                                   24,031              11                   48,061            22
   Depreciation                                      951             226                    1,478           444
   Miscellaneous                                     124             322                      274           398
                                                --------        --------               ----------      --------
     Total Operating Expenses                    471,337         564,105                1,284,816       735,634
                                                --------        --------               ----------      --------

Net Income (Loss) Before Income Taxes             46,113         362,342                   95,318       264,035

Income Tax (Expense) Benefit                     (15,041)        (95,171)                 (24,584)      (95,171)
                                                --------        --------               ----------      --------
Net Income (Loss) Before Minority Interest        31,072         267,171                   70,734       168,864

Minority Interest in Net loss                     11,438            (661)                  24,273          (661)
                                                --------        --------               ----------      --------
Consolidated Net Income (Loss)                  $ 42,510        $266,510               $   95,007      $168,203
                                                ========        ========               ==========      ========

          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                  Capital                      Total
                                                    Common       In Excess      Retained       Stock-
                                      Common         Stock        of Par        Earnings       Holders'
                                       Stock      Subscribed       Value       (Deficit)       Equity
                                      -------     ----------     ---------     ---------      --------
Balance-September 30, 1998            $10,637       $112,500      $934,563    $(158,356)      $899,344

     Shares sold                           14             --        34,986           --         35,000
     Net Income                            --             --            --      (58,317)       (58,317)
                                      -------       --------      --------    ---------       --------
Balance-December 31, 1998              10,651        112,500       969,549     (216,673)       876,027

     Net Income                            --             --            --       52,497         52,497
                                      -------       --------      --------    ---------       --------
Balance-March 31, 1999                $10,651       $112,500      $969,549    $(164,176)      $928,524

     Shares sold                           --             --            --           --              0
     Net Income                            --             --            --       42,510         42,510
                                      -------       --------      --------    ---------       --------
Balance-June 30, 1999                 $10,651       $112,500      $969,549    $(121,666)      $971,034
                                      =======       ========      ========    =========       ========

          See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                     ------------------------
                                                                      June 30,     June 30,
                                                                        1999         1998
                                                                     -----------  -----------
                                                                     (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                   $ 70,734    $168,864
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                    1,478         444
          Amortization                                                   48,061          21
          Dec (Inc) in Accounts receivable                              (93,208)   (459,059)
          Inc. (Dec.) in Other Assets                                    11,261          --
          Inc. (Dec.) in Accounts Payable                                50,475     175,200
          Inc. (Dec.) in Payroll Taxes                                    2,309       1,331
          Inc. (Dec.) in Deferred Income Taxes                           24,584      95,171
                                                                       --------    --------
          Net Cash Provided by (Used) in Operating Activities          $115,694   ($ 18,028)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                              (6,907)       (863)
                                                                       --------    --------
          Net Cash Used in Investing Activities                          (6,907)       (863)
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH                                        $108,787   ($ 18,891)

CASH - BEGINNING                                                         90,212     137,612
                                                                       --------    --------
CASH - ENDING                                                          $198,999    $118,721
                                                                       ========    ========


          See accompanying Consolidated Notes to Financial Statements

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                  June 30, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

Organization and Business - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically for the Year 2000 and beyond. The Company offers a suite of products and services for solving clients' problems related to their Year 2000 and the inability to process computer application code with date-related fields.

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

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 1999


Revenue Recognition - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

Depreciation - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,478 for the six months ended June 30, 1999 and $444 for the six months ended June 30, 1998.

Intangible Asset - In June 1998, Argos 2000, Inc. acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated, year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totaled $48,039 for the six months ended June 30, 1999.

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

NOTE 2 - EQUIPMENT

Equipment consists of the following:


                  Computer Equipment                 $ 18,235
                  Accumulated Depreciation             (3,419)
                                                     --------
                                                     $ 14,816
                                                     ========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 1999


NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                          1999                1998
                                        --------            --------
                  Current               $     --            $     --
                  Deferred                24,584              95,171
                                        --------            --------
                                        $ 24,584            $ 95,171
                                        ========            ========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes because of nondeductible meals and entertainment of $2,092 in 1999 and $639 in 1998.

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

The Company's operating expenses during the quarter ended June 30, 1999 were approximately $471,000 compared to $564,000 during the comparable period in 1998. The decreased expenses were primarily attributable to the decreased volume. The decrease, however, was not proportional due primarily to increased amortization, professional fees and salaries.

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

The Company's operating expenses during the six month period ended June 30, 1999 were approximately $1,284,800 compared to $735,600 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume, plus an increase in amortization, professional fees and salaries. The Company had net income of $95,000 for the six month period ended June 30, 1999 as compared to a net income of approximately $168,200 in the comparable quarter in 1998. The decrease in net income is primarily the result of an increase in expenses relative to revenues.

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

Liquidity

The Company's working capital was approximately $438,300 as of June 30, 1999 as compared to approximately $354,434 at June 30, 1998. The increase was primarily attributable to cash and accounts receivable rising from the accumulation of increased revenues and profits over the last twelve months.

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

        (Registrant)        Synergy 2000, Inc.

        Date                29-June-2000

        By                  /s/ Eli Dabich, Jr.
                            ----------------------------
                            Eli Dabich, Jr. as President