Form 10-Q/A
period 1999-10-01
SYNERGY 2000 INC
filed 2000-06-29
CIK 1042501

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

_____ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______.

                        Commission File Number 000-24789

                               SYNERGY 2000, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)



              Delaware                               64-0872630
--------------------------------                ---------------------
(State or other jurisdiction of                 (IRS Employer ID No.)
incorporation or organization)

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

                            Yes  ___X___       No  ______

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

         Consolidated Statements of Retained Earnings as of September 30, 1999

         Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1999 and September 30, 1998

         Consolidated Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II           OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8Q

       1        EXHIBITS

       27       Financial Data Schedule


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               SYNERGY 2000, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        September                   December 31,
                                                           1999                        1998
                                                       -----------                 ------------
                                                       (Unaudited)
ASSETS

Current Assets
   Cash                                                 $  182,894                  $   90,212
   Accounts Receivable                                     476,640                     214,718
   Common Stock Subscriptions Receivable                        --                          --
   Prepaid Expenses                                         30,909                          --
   Other Current Assets                                         --                      11,261
                                                        ----------                  ----------
          Total Current Assets                          $  690,443                  $  316,191

Equipment, Net                                              14,077                       9,388

Other Assets:
   Intangible Assets, Net                                  840,686                     912,745
   Organization Costs, Net                                      61                          93
                                                        ----------                  ----------
          Total Other Assets                               840,747                     912,838
                                                        ----------                  ----------

          Total Assets                                  $1,545,267                  $1,238,417
                                                        ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                     $  152,938                  $   15,841
   Accrued Payroll Taxes                                       131                          --
                                                        ----------                  ----------
           Total Current Liabilities                    $  153,069                  $   15,841

Deferred Income Taxes                                       64,170                       8,281
Minority Interest in Consolidated Subsidiary               414,264                     450,768

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares               10,651                      10,651
   Common Stock Subscribed, 112,500 Shares                 112,500                     112,500
   Capital in Excess of Par Value of Common Stock          969,549                     969,549
   Retained Earnings                                       (66,436)                   (216,673)
                                                        ----------                  ----------
                                                         1,026,264                     876,027
   Less: Subscriptions Receivable                         (112,500)                   (112,500)
                                                        ----------                  ----------
          Total Stockholders' Equity                       913,764                     763,527
                                                        ----------                  ----------
          Total Liabilities and Stockholders' Equity    $1,545,267                  $1,238,417
                                                        ==========                  ==========

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended                  Nine Months Ended
                                                  ------------------------------     -------------------------------
                                                     Sept. 30,      Sept. 30,           Sept 30,       Sept. 30,
                                                       1999           1998                1999           1998
                                                  ------------------------------     -------------------------------
                                                   (Unaudited)    (Unaudited)         (Unaudited)     (Unaudited)

Fees Billed                                         $795,488       $458,912          $2,175,622      $1,458,581

Operating Expenses:
   Salaries                                           89,617         60,760             239,408         182,280
   Contract Services                                 553,449        406,044           1,442,856         853,972
   Taxes and Licenses                                  7,245          3,886              21,616          14,476
   Auto and Truck                                      3,266             19               6,270           1,414
   Travel and Business                                 2,387         15,934              41,594          42,718
   Meals and Entertainment                             2,063            178               6,247           1,455
   Advertising                                         2,800          4,578              28,850          62,838
   Professional Fees                                  10,149         28,392              39,693          42,640
   Rent                                                2,470          2,863               8,285           8,777
   Telephone                                           6,552          9,793              18,226          20,368
   Supplies                                            6,261          2,583              17,201          11,874
   Insurance                                           8,065          7,121              53,622          27,239
   Postage and Shipping                                  915          1,876               2,408           3,678
   Dues and Publications                                 744             38               1,360             690
   Investor Relations                                    172            201               3,522           4,617
   Amortization                                       24,030         24,030              72,091          24,052
   Depreciation                                          739            224               2,217             668
   Miscellaneous                                         260          3,141                 534           3,539
                                                    --------       --------          ----------      ----------
     Total Operating Exoenses                        721,184        571,661           2,006,000       1,307,295
                                                    --------       --------          ----------      ----------

Net Income (Loss) Before Income Taxes                 74,304       (112,749)            169,622         151,286

Income Tax (Expense) Benefit                         (31,305)        43,934             (55,889)        (51,237)
                                                    --------       --------          ----------      ----------
Net Income (Loss) Before Minority Interest            42,999        (68,815)            113,733         100,056

Minority Interest in Net loss                         12,231          7,717              36,504           7,056
                                                    --------       --------          ----------      ----------
Consolidated Net Income (Loss)                      $ 55,230       ($61,098)         $  150,237      $  107,112
                                                    ========       ========          ==========      ==========

See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                              Capital                                    Total
                                                                 Common      In Excess    Retained                       Stock-
                                                    Common        Stock        of Par     Earnings    Subscriptions     Holders'
                                                    Stock      Subscribed      Value      (Deficit)     Receivable       Equity
                                                    ------     ----------     --------    ---------   -------------     --------
Balance - September 30, 1998                       $10,637      $112,500      $444,563   $(265,461)      (112,500)      $786,844

     Shares sold                                        14            --        34,986          --             --       $ 35,000
     Net Income                                         --            --            --     (58,317)            --       ($58,317)
                                                   -------      --------      --------   ---------      ---------       --------
Balance - December 31, 1998                         10,651       112,500       969,549    (216,673)      (112,500)      $763,527

     Net Income                                         --            --            --     150,237             --       $ 52,497
                                                   -------      --------      --------   ---------      ---------       --------
Balance - March 31, 1999                           $10,651      $112,500      $969,549   $(164,176)     $ 112,500       $913,764

     Shares sold                                        --            --            --          --             --       $      0
     Net Income                                         --            --            --      42,510             --       $ 42,510
                                                   -------      --------      --------   ---------      ---------       --------
Balance - June 30, 1999                            $10,651      $112,500      $969,549   $(121,666)     $ 112,500       $858,534

     Shares Sold                                        --            --            --          --             --       $      0
     Net Income                                         --            --            --      55,230             --       $ 55,230
                                                   -------      --------      --------   ---------      ---------       --------
Balance - September 30, 1999                       $10,651      $112,500      $969,549   $ (66,436)     $(112,500)      $913,764
                                                   =======      ========      ========   =========      =========       ========


See accompanying Consolidated Notes to Financial Statements

                               SYNERGY 2000, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                        ------------------------------------------
                                                                           Sept. 30                   Sept. 30
                                                                             1999                       1998
                                                                        ---------------            ---------------
                                                                         (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                      $113,733                   $100,049
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                       2,217                        668
          Amortization                                                      72,091                     24,052
          Dec (Inc) in Accounts receivable                                (261,922)                  (208,817)
          Inc. (Dec.) in Other Assets                                       11,261                         --
          Inc. (Dec.) in Prepaid Expenses                                  (30,909)                        --
          Inc. (Dec.) in Accounts Payable                                  137,098                     39,372
          Inc. (Dec.) in Payroll Taxes                                         131                      1,375
          Inc. (Dec.) in Deferred Income Taxes                              55,889                         --
          Inc. (Dec.) in Accrued Income Taxes                                   --                     51,237
                                                                          --------                   --------
          Net Cash Provided by (Used) in Operating Activities             $ 99,589                   $  5,186

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                                 (6,907)                    (1,566)
                                                                          --------                   --------
          Net Cash Used in Investing Activities                             (6,907)                    (1,566)
                                                                          --------                   --------

NET INCREASE (DECREASE) IN CASH                                           $ 92,682                   $  3,620

CASH - BEGINNING                                                            90,212                    137,612
                                                                          --------                   --------
CASH - ENDING                                                             $182,894                   $141,232
                                                                          ========                   ========

See accompanying Consolidated Notes to Financial Statements

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                               September 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. and subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998.

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

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 1999


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

Intangible Asset - In June 1998, Argos 2000, Inc. acquired an exclusive, non-transferable, license, throughout the world, to market a fully automated, year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight-line method over 10 years. Amortization expense totalled $72,058 for the nine months ended September 30, 1999 and $24,019 for the nine months ended September 30, 1998.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $33 for the nine months ended September 30, 1999 and 1998. Accumulated amortization was $154 at September 30, 1999.

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

NOTE 2 - EQUIPMENT
Equipment consists of the following:


                  Computer Equipment                 $  18,235
                  Accumulated Depreciation              (4,158)
                                                     ---------
                                                     $  14,077
                                                     =========

                        SYNERGY 2000, INC. AND SUBSIDIARY
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 1999


NOTE 3 - INCOME TAXES
The income tax provision consists of the following:

                                         1999          1998
                                        -------       ------
                  Current               $    --      $ 51,237
                  Deferred               55,889            --
                                        -------      --------
                                        $55,889      $ 51,237
                                        =======      ========

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes because of nondeductible meals and entertainment of $3,124 in 1999 and $728 in 1998.

NOTE 4 - STOCKHOLDERS' EQUITY
Common Stock Subscribed - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding at September 30, 1999.

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

The Company's operating expenses during the nine month period ended September 30, 1999 were approximately $2,006,000 compared to $1,307,000 during the comparable period in 1998. The increased expenses were primarily attributable to the increased volume. The Company had consolidated net income of approximately $150,200for the nine month period ended September 30, 1999 and approximately $107,100 for the comparable quarter in 1998. The increase in net income is primarily the result of increased volume.

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


     (Registrant)                                 Synergy 2000, Inc.

     Date:                                        June 29, 2000

     By:                                          /S/ Eli Dabich, J.
                                                  ----------------------------
                                                  Eli Dabich, Jr. as President





EX-27

FINANCIAL DATA SCHEDULE