Form 10-Q
period 2000-06-30
SYNERGY 2000 INC
filed 2000-08-18
CIK 1042501

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---  Exchange Act of 1934 for the Quarterly period ended June 30, 2000

     Transition Report pursuant to Section 13 or 15 (d) of the Securities
---  Exchange Act of 1934 for the transition period from            to         .

                        Commission File Number 000-24789

                               SYNERGY 2000, INC.
       (Exact name of small business issuer as specified in its Charter)

           Delaware                                  64-0872630
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

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

As of July 1, 2000, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                               Table of Contents


PART I.     FINANCIAL INFORMATION

 ITEM 1 - Financial Statements

     Report of Independent Accountant

     Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

     Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999.

     Consolidated Statements of Retained Earnings as of June 30, 2000

     Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

     Consolidated Notes to Financial Statements

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II   OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8Q

   1. EXHIBITS

  27  Financial Data Schedule

                        REPORT OF INDEPENDENT ACCOUNTANT




Board of Directors
Synergy 2000, Inc.



I have reviewed the accompany consolidated balance sheet of Synergy 2000, Inc. and subsidiary as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
August 9, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                          June 30,       December 31,
                                                            2000             1999
                                                         -----------     ------------
                                                         (Unaudited)
ASSETS
------

Current Assets
   Cash                                                  $   490,803      $   418,976
   Accounts Receivable                                       295,946          272,595
   Common Stock Subscriptions Receivable                        --               --
   Prepaid Expenses                                             --               --
   Other Current Assets                                       21,261           13,184
                                                         -----------      -----------
          Total Current Assets                           $   808,010      $   704,755

Equipment, Net                                                19,903           13,338

Other Assets:
   Intangible Assets, Net                                    768,627          816,667
   Organization Costs, Net                                        29               50
                                                         -----------      -----------
          Total Other Assets                                 768,656          816,717
                                                         -----------      -----------

          Total Assets                                   $ 1,596,569      $ 1,534,810
                                                         -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                      $   178,163      $   193,679
   Deferred Income Taxes                                      12,946            5,747
   Accrued Income Taxes                                       19,638            1,526
                                                         -----------      -----------
           Total Current Liabilities                     $   210,747      $   200,952

Minority Interest in Consolidated Subsidiary                 378,441          402,340

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares                 10,651           10,651
   Common Stock Subscribed, 112,500 Shares                   112,500          112,500
   Capital in Excess of Par Value of Common Stock            969,549          969,549
   Retained Earnings                                          27,181          (48,682)
                                                         -----------      -----------
                                                           1,119,881        1,044,018
   Less: Subscriptions Receivable                           (112,500)        (112,500)
                                                         -----------      -----------
          Total Stockholders' Equity                       1,007,381          931,518
                                                         -----------      -----------
          Total Liabilities and Stockholders' Equity     $ 1,596,569      $ 1,534,810
                                                         -----------      -----------



See accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended                 Six Months Ended
                                               ----------------------------      ----------------------------
                                                 June 30,        June 30,          June 30,         June 30,
                                                   2000            1999              2000             1999
                                               ----------------------------      ----------------------------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Fees Billed                                    $   615,641      $   517,450      $ 1,177,516      $ 1,380,134

Operating Expenses:
   Salaries                                         59,909           83,261          119,159          149,791
   Contract Services                               390,469          238,828          770,351          889,407
   Taxes and Licenses                                5,264            7,751           11,297           14,371
   Auto and Truck                                        0                0                0                0
   Travel and Business                              16,571           23,506           17,523           42,211
   Meals and Entertainment                               0            3,444               32            4,184
   Advertising                                         671            1,050            1,593           26,050
   Professional Fees                                40,179           27,720           56,821           29,544
   Rent                                                756            2,776            1,681            5,815
   Telephone                                         3,614            6,497            5,368           11,674
   Supplies                                          2,924            8,862            4,360           10,940
   Insurance                                        32,212           40,751           45,029           45,557
   Postage and Shipping                                728              978            1,013            1,493
   Dues and Publications                             1,099              616            1,245              616
   Investor Relations                                    0              191              975            3,350
   Amortization                                     24,030           24,031           48,060           48,061
   Depreciation                                      1,201              951            2,113            1,478
   Bad Debts                                         7,298                0           11,815                0
   Miscellaneous                                       631              124            1,805              274
                                               -----------      -----------      -----------      -----------
     Total Operating Expenses                      587,556          471,337        1,100,240        1,284,816
                                               -----------      -----------      -----------      -----------

Net Income (Loss) Before Income Taxes               28,085           46,113           77,276           95,318

Income Tax (Expense) Benefit                       (13,578)         (15,041)         (25,311)         (24,584)
                                               -----------      -----------      -----------      -----------
Net Income (Loss) Before Minority Interest          14,507           31,072           51,965           70,734

Minority Interest in Net loss                       11,924           11,438           23,898           24,273
                                               -----------      -----------      -----------      -----------
Consolidated Net Income (Loss)                 $    26,431      $    42,510      $    75,863      $    95,007
                                               -----------      -----------      -----------      -----------



See accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                              Capital                         Total
                                                Common       In Excess       Retained         Stock-
                                 Common         Stock         of Par         Earnings        Holders'
                                 Stock        Subscribed       Value         (Deficit)        Equity
Balance- December 31, 1998         10,651        112,500        969,549       (215,665)     $  877,035

     Net Income                      --             --             --          166,983      $  166,983
                               ----------     ----------     ----------     ----------      ----------

Balance- December 31, 1999     $   10,651     $  112,500     $  969,549     $   48,682      $1,044,018

     Shares sold                     --             --             --             --              --
     Net Income                      --             --             --           75,863      $   75,863
                               ----------     ----------     ----------     ----------      ----------
Balance - June 30, 2000        $   10,651     $  112,500     $  969,549     $   27,181      $1,119,881
                               ----------     ----------     ----------     ----------      ----------



See accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                 --------------------------
                                                                   June 30,      June 30,
                                                                     2000          1999
                                                                 -----------    ----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                              $  51,965      $  70,734
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                                2,113          1,478
          Amortization                                               48,060         48,061
          Dec (Inc) in Accounts receivable                          (23,351)       (93,208)
          Inc. (Dec.) in Other Current Assets                        (8,077)        11,261
          Inc. (Dec.) in Prepaid Expenses                              --             --
          Inc. (Dec.) in Accounts Payable                           (15,516)        50,475
          Inc. (Dec.) in Payroll Taxes                                 --             --
          Inc. (Dec.) in Deferred Income Taxes                        7,199         24,584
          Inc. (Dec.) in Accrued Income Taxes                        18,112          2,309
                                                                  ---------      ---------
          Net Cash Provided by (Used) in Operating Activities     $  80,505      $ 115,694

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                          (8,678)        (6,907)
                                                                  ---------      ---------
          Net Cash Used in Investing Activities                      (8,678)        (6,907)
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                                   $  71,827      $ 108,787

CASH - BEGINNING                                                    418,976         90,212
                                                                  ---------      ---------
CASH - ENDING                                                     $ 490,803      $ 198,999
                                                                  ---------      ---------



See accompanying Consolidated Notes to Financial Statements

                       SYNERGY 2000, INC. AND SUBSIDIARY

             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc and subsidiary (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 1999.

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

Depreciation - The Company's equipment is depreciated using the straight line method. Depreciation expense totaled $2,113 for the six months ended June 30, 2000 and $1,478 for the six months ended June 30, 1999.

                       SYNERGY 2000, INC. AND SUBSIDIARY
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000
                                  (Continued)

Intangible Assets - In June of 1998, Argos 2000 Inc. acquired an exclusive, non-transferable, license throughout the world, to market a fully automated year 2000 compatible, policy administration system designed for the auto insurance industry. This intangible asset is amortized using the straight line method over 10 years. Amortization expense totaled $48,039 for the six months ended June 30, 2000 and 1999. Accumulated amortization was $192,157 at June 30, 2000.

Organization Costs - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $21 for the six months period June 30, 2000 and 1999. Accumulated amortization was $186 at June 30, 2000.

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

NOTE 2 - EQUIPMENT
------------------
Equipment consists of the following:

             Computer Equipment                         $ 26,913
             Accumulated Depreciation                     (7,010)
                                                        --------
                                                        $ 19,903
NOTE 3 - INCOME TAXES
                                                        --------
The income tax provision consists of the following

                                                          2000          1999
                                                        --------      --------

             Current                                    $ 18,112      $   --
             Deferred                                      7,199        24,584
                                                        --------      --------
                                                        $ 25,311      $ 24,584
                                                        --------      --------

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes as follows:

       Income Tax Expense Computed at the
         Statutory Federal Income Tax Rate              $ 26,274      $ 32,408
       Increase (Decrease) in Income Taxes
         Resulting From:
       Subsidiary Losses Not Recognized                    8,125          --
         Surtax Exemption                                (11,750)      (10,970)
         State Income Tax-Net of Federal
          Tax Benefit                                      3,339         4,016
         Other                                              (677)         (870)
                                                        --------      --------
                                                        $ 25,311      $ 24,584
                                                        --------      --------

                       SYNERGY 2000, INC. AND SUBSIDIARY
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 2000
                                  (Continued)


The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                       2000            1999
                                                     -------         -------
     Method of Revenue and Expense
      Recognition                                    $ 6,766         $32,017
     Additional Depreciation for Income
      Tax Purposes:                                    6,160             848
                                                     -------         -------
                                                     $12,946         $32,865
                                                     -------         -------


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Common Stock Subscribes - On December 31, 1998, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 was outstanding as of June 30,2000.

Net Income Per Share - Net income per common share has not been computed since it is not significant.

SYNERGY 2000, INC. AND SUBSIDAIRY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Introduction

The Company's revenues are derived from the performance of management, consulting and information systems integration projects. The Company's future revenues are dependent upon obtaining additional contracts and the development of new product lines and utilizing internet opportunities. The Company's results may vary from quarter to quarter based upon the number of contacts performed and the stage of completion during those quarters.

Statement of Operations June 30, 2000 to June 30, 1999 (Unaudited)

The Company's revenues or fees billed was approximately $615,600 for the quarter ended June 30, 2000 compared to approximately $517,500 for the comparable period in 1999. The increase was due primarily to an increase in the number of and size of the consulting arrangements entered into by the Company. The Company is also spending a significant amount of time devoted to the development of new programs which include web enabled information systems.

The Company's operating expenses during the quarter ended June 30, 2000 were approximately $587,500 compared to $471,300 during the comparable period in 1999. The increased expenses were primarily attributable to the increased volume and a slightly greater cost of "contract services" associated with the work actually performed. The management of the Company is continuing to make a concerted effort to decrease direct operating expenses. The Company had net income of approximately $25,400 for the quarter ended June 30, 2000 as compared to $42,500 for the comparable period in 1999. The decrease in net income is primarily the result of a lower gross profit on the work actually performed.

The Company's revenues or fees billed was approximately $1,177,500 for the six months ended June 30, 2000 compared to approximately $1,380,100 for the comparable period in 1999. The decrease was due primarily to a decrease in the number of and size of the consulting arrangements entered into by the Company.

The Company's operating expenses during the six month period ended June 30, 2000 were approximately $1,100,200 compared to $1,284,800 during the comparable period in 1999. The decreased expenses were primarily attributable to the decreased volume. The Company had net income of approximately $75,900 for the six month period ended June 30, 2000 as compared to $95,000 for the comparable period in 1999. The decrease in net income is primarily attributable to the decreased volume.

Many client and prospective client companies focused on their Year 2000 issues to the exclusion of reviewing new technologies, systems or proposed programs during the latter half of 1999 and the first six months of 2000. Consequently, because of this concentration by clients and prospective client companies, Synergy 2000's marketing efforts were hampered. The Company anticipates that client and potential clients will increase their number of development projects by the fourth quarter of 2000.

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

                       SYNERGY 2000, INC. AND SUBSIDAIRY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

The Company has continued and will continue to diversify its consulting and product development activities as well as the development of its web and internet enabled programs. The Company believes this is necessary to accomplish its goal of providing new products for the 21st Century.

Liquidity

The Company's working capital was approximately $597,300 as of June 30, 2000 as compared to approximately $503,800 at December 31, 1999. The increase was primarily attributable to cash and accounts receivable rising from the accumulation of increased revenues and profits over the last twelve months.

The Company derives its cash from operations. The Company has no commitments for capital expenditures and believes its available cash is adequate to cover its financial commitments for the next twelve (12) months. The Company, however, will require additional funds for the further development, promotion and marketing of its internet and web enabled programs. There is no assurance the Company will be able to obtain these funds.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


   (Registrant)                         Synergy 2000, Inc.

   Date:                                August 18, 2000

   By:                                  /S/ Eli Dabich, Jr.
                                        ----------------------------------------
                                        Eli Dabich, Jr. as President