Form 10-Q
period 2000-09-30
SYNERGY 2000 INC
filed 2000-11-20
CIK 1042501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Quarterly period ended September 30, 2000

___ Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from         to         .

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

                      Yes  __X__                    No _____

As of October 1, 2000, Registrant had outstanding 10,651,500 shares of Common Stock, $.001 par value.

                               SYNERGY 2000, INC.

                                Table of Contents



PART I.           FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

         Report of Independent Accountant

         Balance Sheets as of September 30, 2000 and December 31, 1999

         Statements of Operations for the three and nine months ended September 30, 2000 and 1999.

         Statements of Stockholders' Equity as of September 30, 2000

         Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

         Notes to Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


SIGNATURES


PART II           OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8K

        1.       EXHIBITS

        27       Financial Data Schedule

                        REPORT OF INDEPENDENT ACCOUNTANT




Board of Directors
Synergy 2000, Inc.



I have reviewed the accompanying balance sheet of Synergy 2000, Inc. as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



/s/ STEPHEN D. MILNER, CPA, PA
Greenville, South Carolina
November 8, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               SYNERGY 2000, INC.
                                 BALANCE SHEETS
                                                        September 30,  December 31,
                                                            2000           1999
                                                        ------------   ------------
                                                         (Unaudited)
ASSETS
------

Current Assets
   Cash                                                 $   353,821    $   418,976
   Accounts Receivable                                      522,560        272,595
   Common Stock Subscriptions Receivable                         --             --
   Prepaid Expenses                                              --             --
   Other Current Assets                                      20,036         13,184
                                                        ------------   ------------
          Total Current Assets                          $   896,417    $   704,755

Equipment, Net                                               17,980         13,338

Other Assets:
   Intangible Assets, Net                                        --        816,667
   Organization Costs, Net                                       18             50
                                                        ------------   ------------
          Total Other Assets                                     18        816,717
                                                        ------------   ------------

          Total Assets                                  $   914,415    $ 1,534,810
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts Payable                                     $   183,726    $   193,679
   Accrued  Expenses                                    $   187,500             --
   Deferred Income Taxes                                     30,103          5,747
   Accrued Income Taxes                                          --          1,526
                                                        ------------   ------------
           Total Current Liabilities                    $   401,329    $   200,952

Minority Interest in Consolidated Subsidiary                     --        402,340

Stockholder's Equity:
   Common Stock, Par Value $.001:
     Authorized 25,000,000 Shares
     Issued and Outstanding 10,851,500 Shares                10,651         10,651
   Common Stock Subscribed, 112,500 Shares                       --        112,500
   Capital in Excess of Par Value of Common Stock           479,549        969,549
   Retained Earnings                                         22,886        (48,682)
                                                        ------------   ------------
                                                            513,086      1,044,018
   Less: Subscriptions Receivable                                --       (112,500)
                                                        ------------   ------------
          Total Stockholders' Equity                        513,086        931,518
                                                        ------------   ------------
          Total Liabilities and Stockholders' Equity    $   914,415    $ 1,534,810
                                                        ============   ============

See accompanying Notes to Financial Statements


                                         SYNERGY 2000, INC.

                                      STATEMENTS OF OPERATIONS

                                                  Three Months Ended               Nine Months Ended
                                              ----------------------------    ----------------------------
                                                 Sept 30,       Sept 30,         Sept 30,       Sept 30,
                                                  2000           1999             2000            1999
                                              ----------------------------    ----------------------------
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Fees Billed                                   $   594,513     $   795,488     $ 1,772,029     $ 2,175,622

Operating Expenses:
   Salaries                                        69,470          89,617         188,629         239,408
   Contract Services                              365,724         553,449       1,136,075       1,442,856
   Taxes and Licenses                               5,384           7,245          16,681          21,616
   Auto and Truck                                       0           3,266               0           6,270
   Travel and Business                             31,879           2,387          49,402          41,594
   Meals and Entertainment                              0           2,063              32           6,247
   Advertising                                      2,588           2,800           4,181          28,850
   Professional Fees                               19,632          10,149          76,453          39,693
   Rent                                             1,047           2,470           2,728           8,285
   Telephone                                        3,805           6,552           9,173          18,226
   Supplies                                         3,154           6,261           7,514          17,201
   Insurance                                        4,605           8,065          49,634          53,622
   Postage and Shipping                             1,140             915           2,153           2,408
   Dues and Publications                               93             744           1,338           1,360
   Investor Relations                                   0             172             975           3,522
   Disposal of Subsidiary                          78,977               0          78,977               0
   Amortization                                    24,031          24,030          72,091          72,091
   Depreciation                                     1,411             739           3,524           2,217
   Bad Debts                                            0               0          11,815               0
   Miscellaneous                                      274             260           2,079             534
                                              ----------------------------    ----------------------------
     Total Operating Expenses                     613,214         721,184       1,713,454       2,006,000
                                              ----------------------------    ----------------------------

Net Income (Loss) Before Income Taxes             (18,701)         74,304          58,575         169,622

Income Tax (Expense) Benefit                        2,481         (31,305)        (22,830)        (55,889)

                                              ----------------------------    ----------------------------
Net Income (Loss) Before Minority Interest        (16,220)         42,999          35,745         113,733

Minority Interest in Net loss                      11,925          12,231          35,823          36,504

                                              ----------------------------    ----------------------------
Consolidated Net Income (Loss)                $    (4,295)    $    55,230     $    71,568     $   150,237
                                              ============================    ============================



See accompanying Notes to Financial Statements

                                                   SYNERGY 2000, INC.

                                      STATEMENT OF STOCKHOLDER' EQUITY (UNAUDITED)

                                                                             Capital                        Total
                                                              Common        In Excess       Retained        Stock-
                                              Common          Stock           of Par        Earnings        Holders'
                                              Stock         Subscribed        Value         (Deficit)       Equity

Balance- December 31, 1998                     10,651        112,500         969,549        (215,665)    $   877,035

     Net Income                                    --             --              --         166,983     $   166,983
                                          ---------------------------------------------------------------------------
Balance- December 31, 1999                $    10,651    $   112,500     $   969,549        ($48,682)    $ 1,044,018

     Shares Redeemed                               --             --        (490,000)             --        (490,000)
     Subscriptions Expired                         --       (112,500)             --              --        (112,500)
     Net Income                                    --             --              --          71,568          71,568

                                          ---------------------------------------------------------------------------
Balance - September 30, 2000              $    10,651    $         0     $   479,549     $    22,886     $   513,086
                                          ===========================================================================



See accompanying Notes to Financial Statements

                               SYNERGY 2000, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                     Nine Months Ended
                                                                 ------------------------
                                                                  Sept 30,      Sept 30,
                                                                    2000          1999
                                                                 ----------    ----------
                                                                 (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                             $  35,745     $ 113,733
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Cash Provided by (Used) in Operating Activities:
          Depreciation                                               3,524         2,217
          Amortization                                              72,091        72,091
          Dec. (Inc.) in Accounts receivable                      (249,965)     (261,922)
          Inc. (Dec.) in Other Current Assets                       (7,089)       11,261
          Inc. (Dec.) in Prepaid Expenses                               --       (30,909)
          Inc. (Dec.) in Accounts Payable                           (9,953)      137,098
          Inc. (Dec.) in Accrued Expenses                           78,977            --
          Inc. (Dec.) in Payroll Taxes                                  --            --
          Inc. (Dec.) in Deferred Income Taxes                      24,356        55,889
          Inc. (Dec.) in Accrued Income Taxes                       (1,526)          131

                                                                 ----------    ----------
          Net Cash Provided by (Used) in Operating Activities      (53,840)    $  99,589

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Equipment                                        (11,315)       (6,907)

                                                                 ----------    ----------
          Net Cash Used in Investing Activities                    (11,315)       (6,907)
                                                                 ----------    ----------

NET INCREASE (DECREASE) IN CASH                                    (65,155)    $  92,682

CASH - BEGINNING                                                   418,976        90,212

                                                                 ----------    ----------
CASH - ENDING                                                    $ 353,821     $ 182,894
                                                                 ==========    ==========

See accompanying Notes to Financial Statements

                               SYNERGY 2000, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc., and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim consolidated financial statements should be read in conjunction with the financials statements and notes for the year ended December 31, 1999.

ORGANIZATION AND BUSINESS - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offers a variety of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof.

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

The operations of Argos 2000 Inc. did not commence in earnest during this period of time. Therefore, on September 30, 2000, the Company agreed to exchange its interest in Argos 2000 Inc. to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at September 30, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the nine months ended September 30, 2000 and 1999, of Argos 2000, Inc. is included in the accompanying unaudited statement of operations and is not considered significant.

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

DEPRECIATION - The Company's equipment is depreciated using the straight line method. Depreciation expense totaled $3,524 for the nine months ended September 30, 2000 and $2,217 for the nine months ended September 30, 1999.

                               SYNERGY 2000, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                                   (Continued)

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $32 for the nine months period September 30, 2000 and 1999. Accumulated amortization was $197 at September 30, 2000.

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

NOTE 2 - EQUIPMENT
------------------
Equipment consists of the following:

              Computer Equipment                           $23,826
              Accumulated Depreciation                      (5,846)
                                                          ---------
                                                           $17,980
                                                          =========
NOTE 3 - INCOME TAXES
---------------------
The income tax provision consists of the following

                                                          2000           1999
                                                       -------------------------

              Current                                  $  (1,526)     $      --
              Deferred                                    24,358         55,889
                                                       ----------     ----------
                                                       $  22,830      $  55,889
                                                       ==========     ==========

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes as follows:

         Income Tax Expense Computed at the
            Statutory Federal Income Tax Rate          $  19,916      $  57,671
         Increase (Decrease) in Income Taxes
            Resulting From:
              Subsidiary Losses Not Recognized            12,180             --
              Surtax Exemption              `            (11,467)        (7,607)
              State Income Tax-Net of Federal
                Tax Benefit                                2,186          4,763
                Other                                          5          1,062
                                                       -------------------------
                                                       $  22,830      $  55,889
                                                       ==========     ==========

                               SYNERGY 2000, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                                   (Continued)


The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:


                                                          2000           1999
                                                       -------------------------
         Method of Revenue and Expense
            Recognition                                $  22,550      $  59,040
         Additional Depreciation for Income
            Tax Purposes:                                  6,553          5,130
                                                       -------------------------
                                                       $  30,103      $  64,170
                                                       ==========     ==========


NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------
Common Stock Subscribes - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 expired without being exercise at September 30, 2000.

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

STATEMENT OF OPERATIONS SEPTEMBER 30, 2000 TO SEPTEMBER 30, 1999 (UNAUDITED)

The Company's revenues or fees billed were approximately $594,500 for the quarter ended September 30, 2000 compared to approximately $795,488 for the comparable period in 1999. The decrease was due primarily to a reduction in the number of and size of the consulting arrangements entered into by the Company. In 1999, the Company also experienced a significant increase in revenue in the third and fourth quarters due to Year 2000 work for clients. The Company is also spending a significant amount of time and resources devoted to the development of its new business plan which includes web enabled information systems and targeted acquisitions in the insurance industry.

The Company's operating expenses during the quarter ended September 30, 2000 were approximately $613,214 compared to $721,184 during the comparable period in 1999. The decreased expenses were primarily attributable to the decreased volume. The management of the Company is continuing to make a concerted effort to decrease direct operating expenses. The Company had a net loss of approximately $4,300 for the quarter ended September 30, 2000 as compared to a net profit of $55,230 for the comparable period in 1999. The decrease in net income is primarily the result of a decrease in the volume of contract work actually performed and the loss resulting from the disposal of a subsidiary, Argos 2000, Inc., in the amount of $78,977 occurring in the quarter ended September 30, 2000.

The Company's revenues or fees billed was approximately $1,772,000 for the nine months ended September 30, 2000 compared to approximately $2,175,600 for the comparable period in 1999. The decrease was due primarily to a decrease in the number of and size of the consulting arrangements entered into by the Company.

The Company's operating expenses during the nine month period ended September 30, 2000 were approximately $1,731,500 compared to $2,006,000 during the comparable period in 1999. The decreased expenses were primarily attributable to the decreased volume of work. The Company had net income of approximately $71,600 for the nine month period ended September 30, 2000 as compared to $150,200 for the comparable period in 1999. The decrease in net income is primarily attributable to the decreased volume of work actually performed and the loss resulting from the disposal of a subsidiary in the amount of $78,977 occurring in the quarter ended September 30, 2000.

The Company relies on programmers and consultants to perform its contracts and from time to time there have been shortages of such programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any negative change in the availability of programmers could result in increased fees paid for outside technical help.

                               SYNERGY 2000, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)

The Company continues its efforts to diversify its consulting and product development activities as well as the development of its e-commerce and internet enabled insurance processing systems. The Company believes these steps are necessary to accomplish its goal of providing new products for the 21st Century.

LIQUIDITY

The Company's working capital was approximately $495,100 as of September 30, 2000 as compared to approximately $503,800 at December 31, 1999. The decrease was primarily attributable to decrease in profitability over the last twelve months.

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


     (Registrant)                                 Synergy 2000, Inc.

     Date:                                        November 20, 2000

     By:                                          /S/ Eli Dabich, Jr.
                                                  ----------------------------
                                                  Eli Dabich, Jr. as President