Form 10KSB
period 2000-12-31
SYNERGY 2000 INC
filed 2001-04-02
CIK 1042501

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

              For the fiscal year ended December 31, 2000

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

        30 North Raymond Avenue, Suite 804, Pasadena, California, 91103
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (626) 792-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 2000 were $2,373,510.

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the issuer's common stock on March 28, 2001 was $891,617. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 28, 2001, was 10,651,500.

================================================================================

INFORMATION REQUIRED

FORWARD LOOKING STATEMENTS

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that these statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated. Such factors include the availability of sufficient financing to implement the Company's plan of operation, acceptance in the marketplace of the Company's products and services, increased levels of competition, and new products and technological changes. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 1. Description of Business.

        Reference is made to the Glossary at the end of this Business section for a definition of certain terms.

Introduction

Synergy 2000, Inc. (the "Company") since January, 1997 has been engaged in the business of providing consulting and management services relating to information systems principally in the insurance industry. We are also a reseller of software in most instances arising from our consulting services. We also provide broad based advisory services in connection with the organization and management of information departments of clients ("Management Advisory Services").

Through 1999, a substantial portion of our revenues have been generated from clients and customers seeking solutions to problems relating to the year 2000 ("Y2K"). Some computer applications and computer software recognize any year ending in "00" as "1900". Additionally, many computers were manufactured with built-in programs or embedded chips which recognize twentieth century dates only. As a result there was a potential for computer programs and hardware not to function or function incorrectly upon January 1, 2000. This problem could have resulted in the inability of a client to operate its business profitability or possibly not at all.

The year ended December 31, 2000 was challenging for the Company as well as for other companies in the systems integration and technology business. During the first six months, most companies did not initiate any new information technology projects because they were still involved in the remediation and/or testing and evaluation of their efforts to respond to Y2K problems. During our fiscal year ended December 31, 2000, the vast majority of our revenues were generated from non Y2K matters. We intend to increase the development of products, such as claims administration systems, for the insurance industry, intend to increase our Management Advisory Services, and are continuing our development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries.

Our principal office is located at 30 North Raymond Avenue, Suite 804, Pasadena, California, 91103, and our telephone number is (626) 792-8600. The Company was formed in February 1996 and began operations in 1997. It has not experienced a consolidation, merger, bankruptcy or other material reclassification.

Nature of Company's Products or Services Offered.

Each client's needs are unique and potentially complex, and with the Company's utilization of a combination of products and services, the Company creates a unique solution to meet their specific needs.

The Company's strategy for its business includes entering into arrangements with software developers providing products to solve programming problems. These arrangements are generally oral and informal. As part of the arrangement, the Company may act as a reseller of software in connection with its contracts with clients and in some instances merely resells the software. The supplier on the other hand may provide technical support and training either directly to the Company or to the Company's clients.

To perform its agreements the Company utilizes a pool of independent consultants, generally programmers, engineers and project managers, who act as independent contractors or are subcontracted to the client. The costs of consultants are paid pursuant to the agreement with or directly by the client. The personnel are hired as independent contractors on a "per contract" or "task order" basis; whereby, the scope of work given and payment made to each person is based upon the work assignment in the Company's project scope of work.

The Company has entered into a variety of arrangements to assist its clients to solve their programming problems. These range from simply providing software developed by others, consulting on various aspects of compliance programs or managing the entire program. In some instances the Company may sell the required software and provide consulting and management services.

The Company offers its services to clients with diverse operating systems, computer languages and hardware systems. Operating systems include Microsoft Windows 3.1, 95, 97, 98 and 2000, MVS/ESA, OS/390, AS/400, and other related systems. Language support includes COBOL, RPG/400, PL/1, Natural, Assembler, Visual Basic and some 4GLs. Major databases supported include Oracle, Sybase, DB2/400, Informix, Ingres, and Access. Hardware serviced includes Pentium PCs, SUN, Hewlett-Packard, NCR, and IBM platforms.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is generally not affected by economic fluctuations in any particular industry.

The Company provides management consulting services for project management, organizational and workforce issues related to company reorganizations, mergers and acquisitions, growth and general process improvement, employee relations and development to clients in a variety of industries. These services are offered independently or in conjunction with our technology services as a part of a totally integrated technology and organizational solution.

Marketing

The Company markets its products principally through the efforts of its President and Executive Vice President and independent sales representatives who are paid a retainer and commission on clients introduced to the Company by them. The Company has been endorsed by or named as a preferred provider of solutions by, among others, the National Food Processor Association, Council of Insurance Agents and Brokers (CIAB), and the National Association of Professional Insurance Agents (PIA).

During the year ended December 31, 2000, the Company derived more than 82% of its revenues from one client, CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continues to work on that project to add functionality and to demo the project to prospective purchasers while it is involved in negotiations with CCC Information Systems to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $320,000 for which it has not been paid as of this date. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2000.

During 1999 the Company derived more than 5% of its revenues from several customers including:

CCC Information Services            $657,533          (20%)
PSE&G                               $402,529          (12%)
Guy Carpenter                       $462,411          (14%)
Bell South                          $336,357          (10%)
Ribi ImmunoChem                     $165,923          ( 5%)

The Company does not believe that such concentrated engagements with a limited number of clients is significantly prejudicial since the Company derives its revenues from performing relatively short-term agreements. Further, the Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. Once a project is complete the Company must obtain a new project to replace it. To date, the Company generally has been able to enter into new projects with new clients. The Company believes its multi-platform approach utilizing different products for solutions enables it to provide services to a broad range of clients.

The Company's marketing endorsements enable it to reduce the cost of sale and have direct contact with over 24,000 customers. These affinity marketing endorsements include: National Food Processors Association (NFPA): Membership 500; Council of Insurance Agents and Brokers (CIAB): Membership 270; National Association of Professional Insurance Agents (PIA): Membership 22,000; and Guy Carpenter (a Marsh & McLennan Company). The Company has performed agreements for more than 70 clients over the most recent four fiscal years.

Employees

As of March 28, 2001, the Company has four full-time employees and one consultant. The Company's employees include the Company's President and Executive Vice President, an administrative assistant and an employee responsible for the Company's newsletter and other marketing support activities. The consultant provides strategic planning, business development and legal services to the Company. The Company's project development services typically are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services. None of our employees is represented by unions, and we believe our relations with our employees are good.

Intellectual Property

Prior to developing its website, the Company did not develop its own products. The Company generally does not own software and has no copyrights or patents in such products.

We rely on trade secret laws and our contractual obligations with employees and third parties to protect our proprietary rights. Protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, it may be possible for a third party to copy or obtain and use our intellectual property without our authorization. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches.

We have entered into confidentiality and invention assignment agreements with our employees and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our property.

Competition

The information technology consulting business and management advisory business are highly competitive. With no substantial barriers to entry, we expect that competition will continue to intensify. Competition in the industry is generally based on cost and technical ability. Our competitive strategies include offering a wide array of software solutions for client programming issues through our knowledge of the available software and our relationships with independent engineering and software firms. Therefore, the Company is not restricted to a particular solution and is able to utilize new products. The Company also competes by offering a package which includes personnel. The Company's endorsements reduce sales costs and enable the Company to provide service at a lower price. Many of the Company's competitors have significantly greater financial and other resources.

Description of Arrangements for Software Product Development

Day-to-day management of client projects typically will be provided by consultants to the Company. Most projects involve several phases from analysis to modification of applications and data and testing. The Company generally will be paid a fee upon completion of each project phase.

The Company, employing its specialized knowledge of the insurance industry, has developed an insurance infomediary to promote consumer awareness and education, and address cost inefficiencies in the marketing of insurance products. The Company plans on creating a new Internet website targeting the personal lines insurance niche, and describing the entire insurance process starting with underwriting standards and ending with the claims settlement process. The Company believes that such product will improve consumer service and satisfaction resulting in improved insurance company profitability.

The Company has been engaged since late 1999 by CCC Information Services to develop a large Oracle-based web enabled insurance claims administration system. During the year ended December 31, 2000, the Company derived more than 82% of its revenues from CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continues to work on that project to add functionality and to demo the project to prospective purchasers while it is involved in negotiations with CCC Information Systems to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $320,000 for which it has not been paid as of this date. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

On June 25, 1998, the Company and Argos Technologies, Inc. agreed to form Argos 2000, Inc. to market software for certain aspects of the auto insurance industry. Argos Technologies, Inc. is a wholly-owned subsidiary of CarNet Insurance Agency located in Torrance, California, which is owned in part by Michael D. York, an affiliate of the Company. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its common stock. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable worldwide license to market certain proprietary software products.

The Argos product provides a fully automated policy administration system for non-standard automobile insurance policies. Non-standard insurance includes insurance for high risk drivers, drivers with traffic violations and drivers not able to obtain a good driver discount. It also includes less affluent insureds requiring installment payments of premiums.
The system has processed over 70,000 insurance policies and all related activities since inception. The system processes the binding of insurance, underwriting, rating, policy issuance, billing and claims administration required by an automobile insurance company. It interfaces with all outside rating services as well as electronic transfer of information to motor vehicles. The target clients for the system are small insurance companies and managing general agents (large insurance agencies that represent various insurance companies in the market place). The Company believes that the Argos system will enable Company clients to rapidly enter the non standard automobile insurance market. The Argos system also is scalable, and is expandable to include other product lines beyond non-standard automobile insurance.

The operations of Argos 2000, Inc. did not commence as contemplated by the Company. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

The Company anticipates that it will be able to introduce, market and sell, and service products principally targeting the insurance industry. In this regard, the Company is continuing its development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries. As is customary in software licensing and sales, each system will need to be modified for each customer to meet the unique characteristics and requirements of the customer. It is contemplated that deposits will be made by the customer to offset expenses of each sale.

                                    Glossary


Applications: Software programs that enable the computer to provide useful work, usually industry or company specific, such as inventory control, attendance tracking, policy processing, etc.

Applications Maintenance: Once an application is developed, any activity to keep programs running and in satisfactory condition: including upgrades, elimination of faults and bugs and other corrections and repairs.

Automated Tools: A software program that will aid a programmer in the development or repairing of software or hardware.

Client/Server: The relationship between machines in a communications network. The client is the requesting machine; the server is the supplying machine.

Computer Code: The set of statements that outlines the way in which functions may be performed and data represented. The computer rules used to convert data from one representation to another.

Databases: A collection of data in a centralized library, made up of related data and records.

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


Item 2. Description of Property.

Our principal executive offices are located in Pasadena, California, where we sublease from Jeanette T. Smith, the Company's Executive Vice President, Treasurer, Secretary and a Director, approximately 205 square feet at a monthly rental of $349.00 that expires in July 2001. As we expand, we anticipate that additional space will be available on commercially reasonable terms, but no assurance can be made in this regard. Our President and Executive Vice President, respectively, also operate offices from their homes. No real property is owned directly by the Company.


Item 3.  Legal Proceedings.

No legal proceedings are currently ongoing, contemplated or threatened.


Item 4.  Submission of Matters to a Vote of Securities Holders.

No matter was submitted to stockholders.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the over-the-counter electronic bulletin board under the stock ticker symbol "SYNY." The following table sets forth the range of reported closing bid prices of Synergy 2000, Inc.'s common stock during the periods indicated. Such prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from America Online.

                         1999
                         ----
1st Quarter        4.50        1.50
2nd Quarter        3.00        1.50
3rd Quarter        2.625       1.375
4th Quarter        2.00        0.625

                         2000
                         ----
1st Quarter        2.625       0.625
2nd Quarter        1.75        0.50
3rd Quarter        2.1875      1.125
4th Quarter        1.4375      0.375


As of November 15, 2000 there were 136 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Transfer Agent

The transfer agent and registrar for the Company's Common Stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

Item 6. Management Discussion and Analysis

This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Report.

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Annual Report; namely, to develop additional technology products and services focused on the insurance industry, and to continue to exploit our consulting and management services engagements.

The Company's revenues historically have been derived from the performance of consulting and management services arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

Statement of Operations December 31, 2000 to December 31, 1999

The Company's revenues or fees billed were $2,373,510 for the year ended December 31, 2000 compared to $3,427,475 for the comparable period in 1999. The decrease was due primarily to a reduced number of consulting arrangements entered into by the Company due to a slowdown caused by Year 2000 concerns. The year ended December 31, 2000 was challenging for the Company as well as for other companies in the systems integration and technology business. During the first six months, most companies did not initiate any new information technology projects because they were still involved in the remediation and/or testing and evaluation of their efforts to respond to Y2K problems. During our fiscal year ended December 31, 2000, the vast majority of our revenues were generated from non Y2K matters. By comparison, during 1999, only 27% of our revenues were generated from non Y2K matters. We intend to increase the development of products, such as claims administration systems, for the insurance industry, intend to increase our Management Advisory Services, and are continuing our development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries.

The Company's operating expenses during the year ended December 31, 2000 were $2,250,302 compared to $3,308,920 during the comparable period in 1999. Lower expenses in 2000 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. Notwithstanding the lower revenues, Company net income before taxes for the year ended December 31, 2000 increased to $123,208 from $118,555 in the prior year.

The Company has been engaged since late 1999 by CCC Information Services to develop a large Oracle-based web enabled insurance claims administration system. During the year ended December 31, 2000, the Company derived more than 82% of its revenues from CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continues to work on that project to add functionality and to demo the project to prospective purchasers while it is involved in negotiations with CCC Information Systems to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $320,000 for which it has not been paid as of this date. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2001. The Company relies on programmers to perform its contracts and from time to time there have been shortages of programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid to consultants.

The Company's revenues beyond 2000 are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products, such as claims administration systems, for the insurance industry, intend to increase our Management Advisory Services, and are continuing our development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries.


Liquidity

The Company's working capital was $541,000 as of December 31, 2000 compared to $509,500 at December 31, 1999. This increase was primarily attributable to an increase in accrued expenses and income taxes, and a decrease in accounts payable, partially offset by an increase in accounts receivable.

During the year ended December 31, 2000, the Company derived more than 82% of its revenues from one client, CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continues to work on that project to add functionality and to demo the project to prospective purchasers while it is involved in negotiations with the client to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $320,000 for which it has not been paid as of this date.

On September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment as of the date of this Report. Under the terms of the EPI agreement, the $200,000 obligation is repayable by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2000, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (10.00% at December 31, 2000). The Company has no commitments for capital expenditures and believes its available cash is sufficient for its present operations for the next 12 months.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 on January 1, 1999 had no effect on the financial statements.

Item 7. Financial Statements and Exhibits.

The financial statements are listed at the "Index to Financial Statements" elsewhere in this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No change in accountants has occurred and no disagreements have occurred.

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


Eli Dabich, Jr.            -      Chairman, President and Director
Jeanette Tebrich Smith     -      Executive Vice President, Secretary, Treasurer
                                  and Director
Charles R. Cronin, Jr.     -      Director

ELI DABICH, JR., age 61, is Chairman, President and a Director of the Company. Mr. Dabich oversees operations and participates in sales and marketing activities. A 1963 graduate of the U. S. Naval Academy, Mr. Dabich earned his B.S. in Engineering and served in the Navy, initially as a naval aviator. He earned a M.S. degree in Administration from George Washington University in 1970, and during the period from 1968-1970, he taught chemistry and computer science at the Naval Academy.

From 1970-74, Mr. Dabich served as a marketing representative with IBM. From 1974-82, he worked as senior vice president of Sun Life Insurance Company in Baltimore, where he was responsible for data processing and administrative services. From 1982-88, Mr. Dabich served as executive vice president for administration and finance for Maryland Casualty Company. There, he was responsible for over 600 people and a budget of $50 million. Responsibilities included information systems, human resources, agency automation, software development, and systems and administration. From 1988-90, he served as National Director of Insurance Consulting for Coopers & Lybrand.

From 1990-93, Mr. Dabich was senior vice president of Nationale Nederlanden, North American Corporation, in Washington, DC. There, he was responsible for the operations of 13 property and casualty insurance companies in the US and Canada having $2.5 billion in premium revenue. From 1993-95, Mr. Dabich served as senior vice president and Chief Administrative Officer for TIG Insurance Company (a TransAmerica Insurance company), where he was responsible for administrative services, human resources, information systems and other related duties. In 1996 in Baltimore, Mr. Dabich started a personal consulting practice in the field of information processing, which ultimately led to the development of a network of professional information systems practitioners and the development of the Company.

JEANETTE TEBRICH SMITH, age 52, Executive Vice President, Secretary, Treasurer, and a Director of Synergy 2000 serves the company in operations and administration. Ms. Smith earned a B.A degree in History/Education at UCLA and worked for Greyhound Personnel Services from 1977-80, where she served as regional manager. From 1980-86, Ms. Smith served as Vice President Human Resources & Administration for Bekins Moving and Storage in Glendale, CA. There, she directed human resources for headquarters and field locations. From 1986-95, Ms. Smith served as Assistant Vice President, Human Resources, for TransAmerica Insurance Company in Los Angeles, CA, where she provided support to field human resource managers nationally. Her key responsibilities included enhancement of employee relations, training, salary and benefits administration, organization development and employment.

In 1995, Ms. Smith formed a personal consulting practice and network in association with Mr. Dabich and others. She consulted in the areas of corporate restructures and relocation, human resources, team building, recruiting, resolution of employee conflicts, and other related topics. The consulting practice led to recruiting of computer programming specialists needed by customers to resolve computer date-change program problems. In 1997, she joined the Company.

CHARLES R. CRONIN, JR., age 48, has served as a director of the Company since December 2000. Mr. Cronin earned a B.S. degree in Business Administration and Accounting from the University of Illinois. From 1979 to February 1990, Mr. Cronin served in several executive capacities for Allstate Insurance Company, serving most recently as the Information Resources Director, Corporate Controller Department. From February 1990 to September 1993, Mr. Cronin worked as a Senior Manager for Price Waterhouse where his responsibilities included the creation and implementation start-up of the Operational and Technology consulting practice focused on the insurance industry. From September 1993 to May 1998, Mr. Cronin served as Vice President, Systems Integration for Zenith Insurance Company. Since May 1998, Mr. Cronin has served as the President of Convert-Tech, Inc. and Infinity Web Systems, Inc. developing products for, and providing information technology consulting services to, property and casualty insurance companies in collaboration with the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, during and for the Company's year ended December 31, 2000, there were no directors or officers or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5, other than the individuals set forth below and Michael D. York, the beneficial owner of more than 10% of the Company's shares of common stock. All of the filings have been made as of the date of this Report, except for filings required to be made by Michael D. York. The Company will encourage beneficial owners of more than 10% of its common stock to file their reports in compliance with Section 16(a) of the Securities Exchange Act of 1934.


         (a) Eli Dabich, Jr. failed to timely file a Form 5 and a Form 4 in which seven transactions were reported.

         (b) Jeanette Tebrich Smith failed to timely file a Form 5 and a Form 4 in which four transactions were reported.

         (c) Charles R. Cronin, Jr. failed to timely file a Form 5, a Form 4 and a Form 3 in which two transactions were reported.


Item 10. Executive Compensation.

The following table sets forth all compensation paid by the Company during 1999 and 2000 to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Eli Dabich, Jr.                         2000                     $121,000
Chairman and President
                                        1999                     $121,000


Jeanette Tebrich Smith                  2000                     $116,000
Executive Vice President
                                        1999                     $116,000



No stock options were granted to any of the foregoing named executive officers of the Company during the year ended December 31, 2000.

Board of Directors:

During the year ended December 31, 2000, there were seven meetings of the Company's board of directors. Other actions in 2000 were conducted by means of unanimous written consents on four separate instances.

On December 15, 2000, Charles R. Cronin, Jr. was elected a director of the Company. Non-employee directors receive options to purchase 10,000 shares of the Company's common stock as of January 10 of each year of service, and are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings.

Employment Agreements

The Company entered into a three-year employment agreement with Eli Dabich, Jr., its President, commencing as of July 1, 2000, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Mr. Dabich receives base compensation of $121,000 for the period ending June 30, 2001, increasing to $131,000 for the period July 1, 2001 through June 30, 2002, increasing to $151,000 for the period July 1, 2002 through June 30, 2003, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Mr. Dabich also is entitled to receive an annual bonus based on the Company's gross revenues as follows: (i) 1.25% of the Company's gross revenues less than or equal to $5,000,000, and (ii) .5% of Company gross revenues more than $5,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Mr. Dabich receives options, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Mr. Dabich will vest upon a change in control of the Company. In addition, if Mr. Dabich is terminated other than for cause, Mr. Dabich will receive 200% of his base compensation as a severance payment.

The Company entered into a three-year employment agreement with Jeanette T. Smith, its Executive Vice President, commencing as of July 1, 2000, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Ms. Smith receives base compensation of $116,000 for the period ending June 30, 2001, increasing to $125,000 for the period July 1, 2001 through June 30, 2002, increasing to $145,000 for the period July 1, 2002 through June 30, 2003, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Ms. Smith also is entitled to receive an annual bonus based on the Company's gross revenues as follows: (i) 1.25% of the Company's gross revenues less than or equal to $5,000,000, and (ii) .5% of Company gross revenues more than $5,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Ms. Smith receives options, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Ms. Smith will vest upon a change in control of the Company. In addition, if Mr. Dabich is terminated other than for cause, Mr. Dabich will receive 200% of his base compensation as a severance payment.

Stock Plans

2000 Incentive Stock Plan. Our 2000 stock plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 2000 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 2000 stock plan in December 2000. Unless terminated earlier by the board of directors, the 2000 stock plan will terminate in December 2000. All grants under the 2000 stock plan are subject to the approval of our shareholders.

As of December 31, 2000, options to purchase 400,000 shares of common stock were outstanding at a weighted average exercise price of $.6163. As of March 28, 2001, options to purchase 670,000 shares of common stock were outstanding at a weighted average exercise price of $.7867 per share. No shares had been issued upon exercise of outstanding options, and 830,000 shares remained available for future grant under the 2000 stock plan.

The 2000 stock plan may be administered by the board of directors, a committee appointed by the board of directors or a combination of the board of directors and a committee, as determined by the board of directors. The administrator determines the terms of options granted under the 2000 stock plan, including the number of shares subject to the option, exercise price, term and exercisability. In no event, however, may an individual receive option grants for more than 500,000 shares of common stock under the 2000 stock plan in any fiscal year. Incentive stock options granted under the 2000 stock plan must have an exercise price of at least 100% of the fair market value of the common stock on the date of grant and at least 110% of such fair market value in the case of an optionee who holds more than 10% of the total voting power of all classes of our stock. Nonstatutory stock options granted under the 2000 stock plan will have an exercise price as determined by the administrator. Payment of the exercise price may be made in cash or such other consideration as determined by the administrator.

The administrator determines the term of options, which may not exceed 10 years or 5 years in the case of an incentive stock option granted to a holder of more than 10% of the total voting power of all classes of our stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution, PROVIDED, HOWEVER, that the administrator may in its discretion provide for the transferability of nonstatutory stock options granted under the 2000 stock plan if the common stock is listed or approved for listing on a national securities exchange or designated as a national market system security by the National Association of Securities Dealers, Inc. Each option may be exercised during the lifetime of the optionee only by such optionee or permitted transferee. The administrator determines when options become exercisable. Options granted under the 2000 stock plan generally must be exercised within 3 months after the termination of the optionee's status as an employee, director or consultant of the Company, within 6 months if such termination is due to the disability of the optionee, or within 12 months if such termination is due to the death of the optionee, but in no event later than the expiration of the option's term.

In the event of our merger with or into another corporation, the successor corporation may assume each option and outstanding stock purchase right or may substitute an equivalent option or stock purchase right. However, if the successor corporation does not agree to this assumption or substitution, the option or stock purchase right will terminate. The board of directors has the authority to amend or terminate the 2000 stock plan provided that no action that impairs the rights of any holder of an outstanding option may be taken without the holder's consent. In addition, we will obtain requisite stockholder approval for any action requiring stockholder approval under the applicable law.

In addition to stock options, the administrator may issue stock purchase rights under the 2000 stock plan to employees, directors and consultants. The administrator determines the number of shares, price, terms, conditions and restrictions related to a grant of stock purchase rights and the purchase price of a stock purchase right granted under the 2000 stock plan. The administrator also determines the period during which the stock purchase right is held open, but in no case shall such period exceed 30 days. Unless the administrator determines otherwise, the recipient of a stock purchase right must execute a restricted stock purchase agreement granting an option to repurchase the unvested shares at cost upon termination of such recipient's relationship with us.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2001 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2001, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 10,651,500 shares of common stock outstanding.

         Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Synergy 2000, Inc., 30 North Raymond Avenue, Suite 804, Pasadena, California, 91103.

Name of Shareholder                         Number of Shares         Percent of Common Stock
-------------------                         ----------------         -----------------------
Eli Dabich, Jr.(1)                            3,822,290                      35.6%
Jeanette T. Smith(2)                          2,589,460                      24.1
Michael D. York(3)                            2,195,000                      20.6
William E. Tabor(4)                             625,000                       5.9
Charles R. Cronin, Jr.(5)                       105,000                         *
All executive officers and directors          6,516,750                      59.8
  as a group (3 persons)
-------------------


         * Less than one percent (1%) of the issued and outstanding shares of Common Stock.

         (1) Includes options to purchase 75,000 shares immediately exercisable by Mr. Dabich. Includes 100,000 shares held in the name of the Dabich Charitable Trust U/T/D 10/15/99 which Mr. Dabich may be deemed to share voting and dispositive power by virtue of his capacity as a Co-Trustee. Mr. Dabich disclaims beneficial ownership with respect to shares held by the Dabich Charitable Trust.

         (2) Includes options to purchase 75,000 shares immediately exercisable by Ms. Smith.

         (3) Includes 1,650,000 shares held by The Michael York Family Limited Partnership and 45,000 shares owned by the Michael D. York Charitable Foundation, each in which Mr. York may be deemed to share voting and dispositive power by virtue of his capacity, and 500,000 shares owned by Mr. York directly. Mr. York's address is 1160 Cypress Avenue, Hermosa Beach, California, 90254.

         (4) Includes shares beneficially owned by Mr. Tabor but held of record by Mr. Tabor and other affiliates and associates of Mr. Tabor. Mr. Tabor's address is 1479 Old Robinson Road, Louisville, Mississippi, 39339.

         (5) Includes options to purchase 105,000 shares immediately exercisable by Mr. Cronin, and excludes options to purchase an additional 5,000 shares which vest on January 3, 2002. Mr. Cronin's address is 5236 Colodny Drive, Suite 104, Agoura Hills, California, 91301.

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

On January 17, 1997, current management joined the company and obtained control of the company from Corporate Service Group and Tabor. Of the 9,000,000 shares owned by Corporate Service Group and William E. Tabor, a total of 8,500,000 shares were returned to the treasury and canceled for a consideration of $67,000. Eli Dabich, Jr., current President and Director, was issued 3,780,000 shares of common stock, par value of $3,780 and a fair market value totaling $124,740, and Jeanette T. Smith, current Executive Vice President, was issued 2,520,000 shares of common stock, par value of $2,520 and a fair market value of $83,160. The issuance was treated as a salary expense based upon the estimated fair market value of the shares transferred. At the same time, Michael D. York acquired 2,200,000 shares for a consideration of $100,000.

All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested outside directors who will have access, at the Company's expense, to the Company's legal counsel, and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties under similar circumstances.

Corporate Service Group ("Corporate Services"), an affiliate of Mr. Tabor, performed services for Synergy 2000 for a fee. The services were generally related to compliance and shareholder matters. Total fees earned by Corporate Service Group from the Company in 1997 and 1998 were $77,451 and $33,000. An additional $67,000 was paid to the Tabor Group in January, 1997 for redemption and cancellation of shares as described above.

In June, 1998 the Company formed Argos, 2000, Inc. to market software programs for the insurance industry. In connection with the formation of Argos 2000, Inc., the Company contributed 200,000 shares of its common stock and received 51% of Argos. Argos Technology, Inc. ("ATI") the other major shareholder received 49% of the shares of Argos and granted Argos an exclusive license to market the Argos Systems. A majority of the shares of ATI are owned by CarNet a corporation affiliated with Michael D. York, a principal shareholder of the Company. The operations of Argos 2000, Inc. did not commence as contemplated by the Company. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

On December 15, 2000, Charles R. Cronin, Jr. was elected a director of the Company. Mr. Cronin was granted options to purchase 100,000 shares of the Company's common stock in consideration for his past services vesting immediately on December 26, 2000, and an additional 10,000 options to purchase shares of the Company's common stock in consideration for his service as a non-employee director of the Company, vesting 5,000 shares on the date of grant and 5,000 shares on the first anniversary date thereof. In addition, Mr. Cronin, through his wholly-owned corporation, Convert-Tech, Inc., has provided consulting services to the Company since 1998. During the year ended December 31, 2000, Mr. Cronin, through Convert-Tech, Inc., has received payments pursuant to contractual commitments in connection with the Company's consulting agreement with CCC Information Services in the amount of $772,452.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment as of the date of this Report. Under the terms of the EPI agreement, the $200,000 obligation is repayable by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

Item 13. Exhibits, Financial Statements and Schedules and Reports on Form 8-K


         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-9.

         (c) Exhibits

Exhibit No.
-----------

*3.1     Articles of Incorporation
*3.2     Certificate of Amendment to Certificate of Incorporation
*3.3     By-laws
**10.1   2000 Stock Incentive Plan
**10.2   Form of Stock Option Agreement
**10.3 Employment Agreement dated as of July 1, 2000, between the Registrant and Eli Dabich, Jr.
**10.4 Employment Agreement dated as of July 1, 2000, between the Registrant and Jeanette T. Smith
**10.5 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Eli Dabich, Jr.
**10.6 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Jeanette T. Smith
**10.7 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Charles R. Cronin, Jr. 27 Financial Data Schedule


* Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

** Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.

                               SYNERGY 2000, INC.
                              Financial Statements
                                December 31, 2000

                               SYNERGY 2000, INC.
                              Financial Statements








         Contents                                                    Page No.
         --------                                                    --------


Report of Independent Auditors                                          1

Balance Sheet                                                           2

Statements of Operations                                                3

Statements of Stockholders' Equity                                      4

Statements of Cash Flows                                                5

Notes to Financial Statements                                           6

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




  Board of Directors
  Synergy 2000, Inc.

  We have audited the accompanying balance sheet of Synergy 2000, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy 2000, Inc., at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/ Milner and Brock


  MILNER AND BROCK, CPA's
  Greenville, South Carolina
  March 23, 2001

                               SYNERGY 2000, INC.
                                 Balance sheet


                                                                  December 31,
                                                                      2000
                                                                 --------------
ASSETS
------

     Current Assets:
         Cash                                                    $     538,554
         Accounts Receivable                                           370,117
         Other Current Assets                                           21,559
                                                                 --------------
              Total Current Assets                                     930,230

     Equipment, Net                                                     16,913

     Other Assets
         Organization Costs, Net                                             7
                                                                 --------------
              Total Other Assets                                             7
                                                                 --------------

              Total Assets                                       $     947,150
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                        $     153,917
         Accrued Expenses                                        $     187,500
         Accrued Income Taxes                                    $      40,523
         Deferred Income Taxes                                   $       7,290
                                                                 --------------
              Total Current Liabilities                                389,230

     Deferred Income Taxes                                               2,646

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,651,500 Shares                    10,651
         Capital in Excess of Par Value of Common Stock                479,549
         Retained Earnings                                              65,074
                                                                 --------------

              Total Stockholders' Equity                               555,274
                                                                 --------------


              Total Liabilities and Stockholders' Equity         $     947,150
                                                                 ==============




See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                             Statement of Operations


                                                       Year            Year
                                                      Ended            Ended
                                                   December 31,     December 31,
                                                       2000            1999
                                                   ------------     ------------

Fees Billed                                        $ 2,373,510      $ 3,427,475

Operating Expenses:
       Salaries                                        301,485          328,255
       Contract Services                             1,489,181        2,506,725
       Taxes and Licenses                               17,040           27,988
       Auto and Truck                                      ---            6,746
       Travel and Business                              50,618           72,831
       Meals and Entertainment                             262            6,480
       Advertising                                       5,677           29,089
       Professional Fees                               128,436           67,627
       Rent                                              3,775           11,298
       Telephone                                        13,267           23,317
       Supplies                                         10,493           19,616
       Insurance                                        53,185           55,239
       Postage and Shipping                              3,043            3,412
       Dues and Subscription                             1,338            2,088
       Investor Relations                                3,143            4,237
       Disposal of Subsidiary                           78,977              ---
       Amortization                                     72,102           96,121
       Depreciation                                      4,592            2,956
       Bad Debts                                        11,815           44,307
       Miscellaneous                                     1,873              588
                                                   ------------     ------------
                                                     2,250,302        3,308,920
                                                   ------------     ------------

Net Income Before Income Taxes                         123,208          118,555

Income Tax Expense                                     (45,275)             ---
                                                   ------------     ------------

Net Income Before Minority Interest                     77,933          118,555

Minority Interest in Net Loss                           35,823           48,428
                                                   ------------     ------------

Net Income                                         $   113,756      $   166,983
                                                   ============     ============



See accompanying notes to financial statements.


                                         SYNERGY 2000, INC.
                                  Statement of Stockholders' Equity



                                                               Capital                     Total
                                                  Common      In Excess     Retained       Stock-
                                      Common       Stock        of Par      Earnings       holders'
                                       Stock     Subscribed      Value      (Deficit)      Equity
                                   ------------  ----------  ------------  ------------  ------------

Balance -
  December 31, 1998                $    10,651   $ 112,500   $   969,549   $  (215,665)  $   877,035

     Net Income                            ---         ---           ---       166,983       166,983
                                   ------------  ----------  ------------  ------------  ------------

Balance -
  December 31, 1999                     10,651     112,500       969,549       (48,682)    1,044,018

     Shares Redeemed                       ---         ---      (490,000)          ---      (490,000)
     Subscriptions Expired                 ---    (112,500)          ---           ---      (112,500)
     Net Income                            ---         ---           ---       113,756       113,756
                                   ------------  ----------  ------------  ------------  ------------

Balance -
  December 31, 2000                $    10,651   $     ---   $   479,549   $    65,074   $   555,274
                                   ============  ==========  ============  ============  ============



See accompanying notes to financial statements.

                               SYNERGY 2000, INC.


                                                           Year         Year
                                                          Ended        Ended
                                                       December 31, December 31,
                                                           2000         1999
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                          $  77,933    $ 118,555
    Adjustments to Reconcile Net Income to Net Cash
     Provided by (Used) in Operating Activities:
         Depreciation                                       4,592        2,956
         Amortization                                      72,102       96,121
         Dec. (Inc.) in Accounts Receivables              (97,522)     (57,877)
         Dec. (Inc.) in Other Current Assets               (8,613)      (1,923)
         Inc. (Dec.) in Accounts Payable                  (39,762)     177,838
         Inc. (Dec.) in Accrued Expenses                   78,977          ---
         Inc. (Dec.) in Accrued Income Taxes               38,997        1,526
         Inc. (Dec.) in Deferred Income Taxes               4,189       (1,526)
                                                        ----------   ----------

                Net Cash Provided by (Used) in
                Operating Activities                      130,893      335,670
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Equipment                               (11,315)      (6,906)
                                                        ----------   ----------

                Net Cash Used in Investing Activities     (11,315)      (6,906)
                                                        ----------   ----------


NET INCREASE IN CASH                                      119,578      328,764

CASH - BEGINNING                                          418,976       90,212
                                                        ----------   ----------

CASH - ENDING                                           $ 538,554    $ 418,976
                                                        ==========   ==========



See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                          Notes to Financial Statements
                                December 31, 2000


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

ORGANIZATION AND BUSINESS - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offers a suite of products and services for solving systems' problems related to their rapidly changing technology needs and the management thereof.

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

The operations of Argos 2000, Inc. did not commence in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the nine months ended September 30, 2000 and for the fiscal year ended December 31, 1999, of Argos 2000, Inc. is included in the accompanying statements of operations and is not considered significant.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the year ended December 31, 2000, the Company derived more than 82% of it's revenues from one client. No other clients accounted for more than 10%.

REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Continued)
                                December 31, 2000


DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $4,592 for the year ended December 31, 2000 and $2,956 for the year ended December 31, 1999.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $43 for the year ended December 31, 2000 and $43 for the year ended December 31, 1999. Accumulated amortization was $208 at December 31, 2000 and $165 at December 31, 1999.

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

NOTE 2 - EQUIPMENT
Equipment consists of the following:


         Computer Equipment                         $ 23,826
         Accumulated Depreciation                     (6,913)
                                                    ---------
                                                    $ 16,913
                                                    =========


NOTE 3 -  LINE OF CREDIT
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2000, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (10.00% at December 31, 2000).

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Continued)
                                December 31, 2000

NOTE 4 - INCOME TAXES
The income tax provision consists of the following:

                                              2000             1999
                                          ------------     ------------
         Current                          $    41,086      $     1,526

         Deferred                               4,189           (1,526)
                                          ------------     ------------
                                          $    45,275      $       ---
                                          ============     ============


The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                          2000        1999
                                                        ---------   ---------
Income Tax Expense Computed at the
   Statutory Federal Income Tax Rate                    $ 41,891    $ 40,309
Increase (Decrease) in Income Taxes
   Resulting From:
        Subsidiary Losses Not Recognized                  12,180      33,603
        Net Operating Losses Recognized                      ---     (70,412)
        Prior Year Tax Adjustments                           ---      (2,696)
        Surtax Exemption                                 (10,743)        ---
        State Income Tax - Net of Federal Tax Benefit      8,768         ---
        Rate Differentials Applied to Reversing
           Timing Differences                             (6,865)        ---
        Other                                                 44        (804)
                                                        ---------   ---------
                                                        $ 45,275    $    ---
                                                        =========   =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                          2000        1999
                                                        ---------   ---------
       Method of Revenue and Expense Recognition        $  6,252    $  3,708
       Additional Depreciation for Income Tax Purposes     3,684       2,039
                                                        ---------   ---------
                                                        $  9,936    $  5,747
                                                        =========   =========


NOTE 5 - STOCKHOLDERS' EQUITY
COMMON STOCK - On December 31, 1996, 250,000 shares of the Company's $.001 par value common stock was subscribed to for a total price of $250,000. For the year ended December 31, 1997, $137,500 of the subscriptions were received. The remaining $112,500 expired without being exercised at September 30, 2000.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Continued)
                                December 31, 2000

STOCK OPTION PLAN - In December 2000, the Company implemented a stock option plan for non-employee directors and consultants, officers and key employees which provides for qualified and nonqualified options, as determined by the Administrator at the time of grant of an option. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

                                                     Outstanding Options
                                                     -------------------
                                 Reserved                           Price Per
                                 Shares            Number            Share
                                  ----------       ----------       ----------
Balance 12/31/99                        ---              ---        $     ---
    Reserved                      1,500,000              ---              ---
    Granted                             ---          400,000          .50-.90
    Exercised                           ---              ---              ---
    Expired                             ---              ---              ---
                                  ----------       ----------
Balance 12/31/00                  1,500,000          400,000          .50-.90
                                  ==========       ==========

At December 31, 2000, nonqualified options to purchase 400,000 shares of common stock were granted; options to purchase 175,000 shares were exercisable as of December 31, 2000; and options to purchase 1,100,000 shares were available for future grants under the Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2001.

                                     SYNERGY 2000, INC.,


                                     By: /s/ Eli Dabich, Jr.
                                         ---------------------------------------
                                         Eli Dabich, Jr., Chairman and President
                                               (Principal Executive Officer)


                                     By: /s/ Jeanette T. Smith
                                         ---------------------------------------
                                         Jeanette T. Smith, Executive Vice
                                         President, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Dabich, Jr., Jeanette T. Smith, and Charles R. Cronin, Jr., and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue thereof.

   SIGNATURE                                 TITLE                                  DATE
   ---------                                 -----                                  ----


 /s/ Eli Dabich, Jr.                 Chairman, President                        March 31, 2001
-----------------------------        and Director
Eli Dabich, Jr.                      (Principal Executive Officer)


 /s/ Jeanette T. Smith               Executive Vice President, Treasurer,       March 31, 2001
-----------------------------        Secretary and Director
Jeanette T. Smith                    (Principal Financial and
                                     Accounting Officer)


 /s/ Charles R. Cronin, Jr.          Director                                   March 31, 2001
-----------------------------
Charles R. Cronin, Jr.


                               SYNERGY 2000, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS

Exhibits                                                                    Page
                                                                            ----

*3.1     Articles of Incorporation
*3.2     Certificate of Amendment to Certificate of Incorporation
*3.3     By-laws
**10.1   2000 Stock Incentive Plan
**10.2   Form of Stock Option Agreement
**10.3 Employment Agreement dated as of July 1, 2000, between the Registrant and Eli Dabich, Jr.
**10.4 Employment Agreement dated as of July 1, 2000, between the Registrant and Jeanette T. Smith
**10.5 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Eli Dabich, Jr.
**10.6 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Jeanette T. Smith
**10.7 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Charles R. Cronin, Jr.



* Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

** Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.