Form 10QSB
period 2001-03-31
SYNERGY 2000 INC
filed 2001-05-14
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                         Commission file number 0-24640


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

         30 North Raymond Avenue, Suite 804, Pasadena, California, 91103
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (626) 792-8600
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of May 1, 2001, was 10,651,500.

                               SYNERGY 2000, INC.


                                      INDEX


                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements ................................................3

         Balance sheet -  March 31, 2001 (unaudited); ........................3

         Statements of operations (unaudited) -
           Three months ended March 31, 2001 and 2000; .......................4

         Statements of Stockholders' Equity (Unaudited) ......................5

         Statements of cash flows (unaudited) -
           Three months ended March 31, 2001 and 2000; .......................6

         Notes to financial statements .......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations .........11


PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................16

Item 2.  Changes in Securities ..............................................16

Item 3.  Defaults Upon Senior Securities ....................................16

Item 4.  Submission of Matters to Vote of Security Holders ..................16

Item 5.  Other Information ..................................................16

Item 6.  Exhibits and Reports on Form 8-K ...................................17

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


ITEM 1.  FINANCIAL STATEMENTS

                               SYNERGY 2000, INC.
                           Balance Sheet (Unaudited)


                                                                      March 31,
                                                                        2001
                                                                     -----------
ASSETS
------

     Current Assets:
         Cash                                                        $  324,788
         Accounts Receivable                                            365,152
         Note Receivable                                                200,000
         Other Current Assets                                            21,261
                                                                     -----------
              Total Current Assets                                      911,201

     Equipment, Net                                                      15,722
                                                                     -----------

              Total Assets                                           $  926,923
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                            $  121,087
         Accrued Expenses                                               187,500
         Accrued Income Taxes                                            40,523
         Deferred Income Taxes                                            9,517
                                                                     -----------
              Total Current Liabilities                                 358,627

     Deferred Income Taxes                                                3,521

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,651,500 Shares                     10,651
         Capital in Excess of Par Value of Common Stock                 479,549
         Retained Earnings                                               74,575
                                                                     -----------

              Total Stockholders' Equity                                564,775
                                                                     -----------

              Total Liabilities and Stockholders' Equity             $  926,923
                                                                     ===========

                See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                      Statements of Operations (Unaudited)


                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                     ----------     ----------

Fees Billed                                          $ 611,745      $ 554,984

Operating Expenses:
      Salaries                                          94,933         59,250
      Contract Services                                392,967        379,882
      Taxes and Licenses                                 9,518          6,033
      Travel and Business                               10,828            952
      Meals and Entertainment                              ---             32
      Advertising                                        3,498            922
      Professional Fees                                 21,647         16,642
      Rent                                               1,047            925
      Telephone                                          3,026          1,754
      Supplies                                           2,639          1,436
      Insurance                                         11,169         12,817
      Postage and Shipping                                 488            285
      Dues and Subscriptions                               ---            146
      Investor Relations                                 2,224            975
      Joint Venture Loss                                50,000            ---
      Amortization                                           7         24,030
      Depreciation                                       1,191            912
      Bad Debts                                            ---          4,517
      Miscellaneous                                        523          1,174
                                                     ----------     ----------
                                                       605,705        512,684
                                                     ----------     ----------

Net Income From Operations                               6,040         42,300

Interest Income                                          6,563          6,891
                                                     ----------     ----------

Net Income Before Income Taxes                          12,603         49,191

Income Tax Expense                                      (3,102)       (11,733)
                                                     ----------     ----------

Net Income Before Minority Interest                      9,501         37,458

Minority Interest in Net Loss                              ---         11,974
                                                     ----------     ----------

Net Income                                           $   9,501      $  49,432
                                                     ==========     ==========

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                 Statements of Stockholders' Equity (Unaudited)


                                             Capital                    Total
                                            In Excess                   Stock-
                                Common       of Par       Retained      holders'
                                Stock         Value       Earnings      Equity
                               ---------    ---------    ---------    ---------

Balance -
  December 31, 2000            $ 10,651     $479,549     $ 65,074     $555,274

     Net Income                     ---          ---        9,501        9,501
                               ---------    ---------    ---------    ---------

Balance -
  March 31, 2001               $ 10,651     $479,549     $ 74,575     $564,775
                               =========    =========    =========    =========

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                      Statements of Cash Flows (Unaudited)


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   9,501      $  37,458
  Adjustments to Reconcile Net Income to Net Cash
    Provided by (Used) in Operating Activities:
      Depreciation                                       1,191            912
      Amortization                                           7         24,030
      Dec. (Inc.) in Accounts Receivable                 4,965       (147,349)
      Dec. (Inc.) in Note Receivable                  (200,000)           ---
      Dec. (Inc.) in Other Current Assets                  298         (8,077)
      Inc. (Dec.) in Accounts Payable                  (32,830)       (16,489)
      Inc. (Dec.) in Accrued Income Taxes                  ---            ---
      Inc. (Dec.) in Deferred Income Taxes               3,102         11,733
                                                     ----------     ----------

        Net Cash Provided by (Used) in Operating
          Activities                                  (213,766)       (97,782)
                                                     ----------     ----------


NET INCREASE (DECREASE) IN CASH                       (213,766)       (97,782)

CASH - BEGINNING                                       538,554        418,976
                                                     ----------     ----------

CASH - ENDING                                        $ 324,788      $ 321,194
                                                     ==========     ==========

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying unaudited financial statements of Synergy 2000, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

ORGANIZATION AND BUSINESS - The Company is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offers a suite of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof.

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

The operations of Argos 2000, Inc. did not commerce in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at March 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the three months ended March 31, 2001, of Argos 2000, Inc. is included in the accompanying statements of operations and is not considered significant.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the three months ended March 31, 2001, the Company derived more than 91% of it's revenues from two clients. No other client accounted for more than 10%.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2001


REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $1,191 for the three months ended March 31, 2001 and $912 for the three months ended March 31, 2000.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $7 for the three months ended March 31, 2001 and $11 for the three months ended March 31, 2000. Accumulated amortization was $215 at March 31, 2001.

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


NOTE 2 - NOTE RECEIVABLE
         ---------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying statements of operations, and $200,000 will be refunded, plus interest at 9.00% per annum, on/or before January 12, 2002. The $200,000 is recorded as a note receivable in the accompanying balance sheet.


NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:

         Computer Equipment                                   $ 23,826
         Accumulated Depreciation                               (8,104)
                                                              ---------
                                                              $ 15,722
                                                              =========

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2001


NOTE 4 - LINE OF CREDIT
         --------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (8.50% at March 31, 2001).


NOTE 5 - INCOME TAXES
         ------------
The income tax provision consists of the following:

                                                 2001             2000
                                               --------         --------
         Current                              $    ---         $    ---
         Deferred                                3,102           11,733
                                               --------         --------
                                               $ 3,102          $11,733
                                               ========         ========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                     2000        1999
                                                  ---------   ---------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate      $  4,284    $ 16,725
         Increase (Decrease) in Income Taxes
           Resulting From:
             Subsidiary Losses Not Recognized          ---       4,071
             Surtax Exemption                       (1,846)    (10,664)
             State Income Tax-Net of Federal
                Tax Benefit                            664       1,595
             Other
                                                       ---           6
                                                  ---------   ---------
                                                  $  3,102    $ 11,733
                                                  =========   =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                       2000       1999
                                                     --------   --------
         Method of Revenue and Expense
            Recognition                              $ 9,517    $15,534
         Additional Depreciation for Income
            Tax Purposes                               3,521      1,946
                                                     --------   --------
                                                     $13,038    $17,480
                                                     ========   ========

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2001


NOTE 6 - STOCKHOLDERS' EQUITY
         --------------------
STOCK OPTION PLAN - In December 2000, the Company implemented a stock option plan for non-employee directors and consultants, officers and key employees which provides for qualified and nonqualified options, as determined by the Administrator at the time of grant of an option. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

                                                   Outstanding Options
                                                 -----------------------
                                     Reserved                  Price Per
                                      Shares       Number        Share
                                    ----------   ----------   ----------

         Balance 12/31/00           1,500,000      400,000    $ .50-.90
              Reserved                    ---          ---          ---
              Granted                     ---      270,000      .63-.90
              Exercised                   ---          ---          ---
              Expired                     ---          ---          ---
                                    ----------   ----------
         Balance 3/31/01            1,500,000      670,000      .50-.90
                                    ==========   ==========


At March 31, 2001, nonqualified options to purchase 670,000 shares of common stock were granted; options to purchase 387,000 shares were exercisable as of March 31, 2001; and options to purchase 830,000 shares were available for future grants under the Plan.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with Synergy 2000, Inc.'s (the "Company") Financial Statements and related Notes thereto contained elsewhere within this document. Operating results for the three-month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year.

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that these statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated. Such factors include the availability of sufficient financing to implement the Company's plan of operation, acceptance in the marketplace of the Company's products and services, increased levels of competition, and new products and technological changes. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OVERVIEW

Synergy 2000, Inc. (the "Company") is engaged in the business of providing consulting and management services relating to information systems principally in the insurance and financial services industries. We are also a reseller of software in most instances arising from our consulting services. We also provide broad based advisory services in connection with the organization and management of information departments of clients.

The Company has and will continue to consider, from time to time, the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, to permit the Company to consummate such transactions.

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

The Company also provides management consulting services for project management, organizational and workforce issues related to company reorganizations, mergers and acquisitions, growth and general process improvement, employee relations and development to clients in a variety of industries. These services are offered independently or in conjunction with our technology services as a part of a totally integrated technology and organizational solution.

Description of Arrangements for Software Product Development

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

The Company has been engaged since May 1999 by CCC Information Services to design and develop a large Oracle-based web enabled insurance claims administration system. During the year ended December 31, 2000, the Company derived more than 82% of its revenues from CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continued to work on that project to add functionality and to demo the project to prospective purchasers while it is involved in negotiations with CCC Information Systems to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $285,000 for which it has not been paid as of this date. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

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

The operations of Argos 2000, Inc. did not commence as contemplated by the Company. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at March 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

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

Stock Plans

As of March 31, 2001, options to purchase 670,000 shares of common stock were outstanding at a weighted average exercise price of $.7867 per share. No shares had been issued upon exercise of outstanding options, and 830,000 shares remained available for future grant under the Company's 2000 Stock Incentive Plan.

Employees

As of May 1, 2001, the Company has four full-time employees and one consultant. The Company's employees include the Company's President and Executive Vice President, an administrative assistant and an employee responsible for the Company's newsletter and other marketing support activities. The consultant provides strategic planning, business development and legal services to the Company. The Company's project development services typically are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services. None of our employees is represented by unions, and we believe our relations with our employees are good.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Fees billed increased $56,761, or 10.2%, from $554,984 for the three months ended March 31, 2000 to $611,745 for the three months ended March 31, 2001.

Operating expenses increased $93,021, or 18.1%, from $512,684 for the three months ended March 31, 2000 to $605,705 for the three months ended December 31, 2001. The increases in expenses consisted primarily of increased salaries as we added personnel, increased contract services expenses and increased professional expenses related to the Company's activities which were partially offset by a reduction in amortization expense.

Net income from operations decreased to $6,040 for the three months ended March 31, 2001 from $42,300 for the three months ended March 31, 2000, due to the increased expenses and a $50,000 loss on the Company's energy joint venture with California Biomass Repowering Corp.

Interest income was $6,563 for the three months ended March 31, 2001, a decrease of $328, or 4.7%, from $6,891 for the three months ended March 31, 2000.

Net income was $9,501 for the three months ended March 31, 2001, a decrease of $39,931, or 80.8%, from $49,432 for the three months ended March 31, 2000.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to carry out our business plan as described in this Quarterly Report; namely, to engage in providing management consulting and information technology services principally to the insurance and financial services industries, and to develop additional technology products focused on those industries. Our firm is actively involved in enterprise-wide technology development, implementation and conversions. We have built a client base of over 70 major companies principally involved in the insurance and financial services industries.

On April 1, 2001, we executed a definitive agreement initiating a strategic alliance with LOMA to build and maintain a web-enabled interactive employment services website to serve the insurance and financial services industry and LOMA membership worldwide. Founded in 1924 by U.S. and Canadian insurers, LOMA is an international association through which more than 1,250 insurance and financial services companies from over 60 countries engage in research and educational activities to improve company operations. LOMA's members are involved in life and health insurance, managed care, annuities, pensions, banking, bancassurance, securities, and other financial services areas. Through its staff and network of industry volunteers, LOMA serves a large and influential group of companies. LOMA's U.S. member companies alone account for approximately 95% of the more than $15 trillion dollars' worth of life insurance in force in the United States today. By contracting with LOMA, we intend to build the Synergy 2000, Inc. brand to our target constituency.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company derived more than 91% of its revenues from two clients. For the fiscal year ended December 31, 2000, the Company derived more than 82% of its revenues from developing a large Oracle-based web enabled insurance claims administration system for CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continued to work on that project at the request of CCC Information Services to add functionality and to demo the project to prospective purchasers. The Company is involved in negotiations with CCC Information Systems to secure payment and a worldwide license to market certain proprietary software products developed for that client. As of March 31, 2001, the Company has billed CCC Information Services for approximately $285,000 for which it has not been paid as of this date. The Company does not believe that such concentrated engagements with a limited number of clients are significantly prejudicial since the Company derives its revenues from performing relatively short-term engagements. Further, the Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

On September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at March 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment. The joint venture did not proceed and, accordingly, $50,000 has been expensed in the Company's Statement of Operations for the three month period ended March 31, 2001. Pursuant to the terms of the EPI agreement, the $200,000 obligation is repayable by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (8.5% at March 31, 2001). The Company has no commitments for capital expenditures and believes its available cash is sufficient for its present operations for the next 12 months.

At March 31, 2001, the Company had an increase in cash and cash equivalents to $324,788 as compared to $321,194 at March 31, 2000. Net cash used in operating activities of $213,766 for the three months ended March 31, 2001 was primarily attributable to the increase in notes receivable from the CBRC joint venture transaction and accounts payable, and a decrease in accounts receivable.

The Company intends to continue to invest to support its growth strategy and expand its operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

PURCHASE OF EQUIPMENT

Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on January 1, 2000 had no effect on the financial statements.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.  CHANGES IN SECURITIES

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  OTHER INFORMATION

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  Exhibit 10.1 Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation

         (b) Reports on Form 8-K relating to the quarter ended March 31, 2001.

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Synergy 2000, Inc.

                                                  /s/ Jeanette T. Smith
                                                  ----------------------------
                                                  Jeanette T. Smith
                                                  Principal Accounting Officer

Date: May 14, 2001.

                               SYNERGY 2000, INC.
                                   FORM 10-QSB
                                INDEX TO EXHIBITS

Exhibits

10.1     Agreement dated as of April 1, 2001, between the Registrant and LOMA