Form 10QSB
period 2001-06-30
SYNERGY 2000 INC
filed 2001-08-13
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

         The number of shares outstanding of the issuer's common stock as of August 1, 2001, was 10,651,500.

                               SYNERGY 2000, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements ................................................4

         Balance sheet - June 30, 2001 (unaudited); ..........................5

         Statements of operations (unaudited) -
           Three and six months ended June 30, 2001 and 2000; ................6

         Statements of stockholders' equity (Unaudited) ......................7

         Statements of cash flows (unaudited) -
           Six months ended June 30, 2001 and 2000; ..........................8

         Notes to financial statements (unaudited) ...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operations .........13

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

Item 3.  Defaults Upon Senior Securities ....................................16

Item 4.  Submission of Matters to Vote of Security Holders ..................16

Item 5.  Other Information ..................................................16

Item 6.  Exhibits and Reports on Form 8-K ...................................17

                               SYNERGY 2000, INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS

Some of the information presented in this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Synergy 2000, Inc. ("Synergy" or the "Company", which also may be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

         o the economic slowdown experienced in 2001 that may continue and delay purchasing decisions by customers;

         o        a loss of any of our key customers;

         o our ability to expand our product and service offerings and any transition to any new products and services;

         o any change in business conditions, our sales strategy or product or service development plans;

         o our ability to attract and retain highly skilled individuals and consultants;

         o continued market acceptance of our products and services, name recognition of our products and services, and changes in customer purchasing patterns;

         o delays in the development and/or acquisition of new products and services; and

         o one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission.

You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements.

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying balance sheet of Synergy 2000, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

MILNER AND BROCK, CPA's
Greenville, South Carolina
August 7, 2001

                               SYNERGY 2000, INC.
                           Balance Sheet (Unaudited)

                                                                       June 30,
                                                                         2001
                                                                      ----------
ASSETS
------

     Current Assets:
         Cash                                                         $ 162,148
         Accounts Receivable                                            410,545
         Note Receivable                                                200,000
                                                                      ----------
              Total Current Assets                                      772,693

     Equipment, Net                                                      15,561
                                                                      ----------

              Total Assets                                            $ 788,254
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                             $  72,690
         Accrued Expenses                                               187,500
         Deferred Income Taxes                                           22,951
                                                                      ----------
              Total Current Liabilities                                 283,141

     Deferred Income Taxes                                                3,982

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,651,500 Shares                     10,651
         Capital in Excess of Par Value of Common Stock                 479,549
         Retained Earnings                                               10,931
                                                                      ----------

              Total Stockholders' Equity                                501,131
                                                                      ----------

              Total Liabilities and Stockholders' Equity              $ 788,254
                                                                      ==========

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                      Statement of Operations (Unaudited)

                                              Six Months      Six Months    Three Months   Three Months
                                                Ended           Ended          Ended         Ended
                                               June 30,        June 30,       June 30,      June 30,
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
Fees Billed                                  $   792,509    $ 1,164,186    $   180,764    $   608,750

Operating Expenses:
      Salaries                                   165,516        119,159         70,583         59,909
      Contract Services                          500,147        770,351        107,180        390,469
      Taxes and Licenses                          15,156         11,297          5,638          5,264
      Travel and Business                         16,492         17,523          5,664         16,571
      Meals and Entertainment                         25             32             25            ---
      Advertising                                  3,764          1,593            266            671
      Professional Fees                           77,562         56,821         55,915         40,179
      Rent                                         2,094          1,681          1,047            756
      Telephone                                    7,241          5,368          4,215          3,614
      Supplies                                     4,416          4,360          1,777          2,924
      Insurance                                   30,062         45,029         18,893         32,212
      Postage and Shipping                         1,137          1,013            649            728
      Dues and Subscriptions                         170          1,245            170          1,099
      Investor Relations                           2,649            975            425            ---
      Joint Venture Loss                          50,000            ---            ---            ---
      Amortization                                     7         48,060          1,227         24,030
      Depreciation                                 2,418          2,113            ---          1,201
      Bad Debts                                      ---         11,815            ---          7,298
      Miscellaneous                                1,064          1,805            541            631
                                             ------------   ------------   ------------   ------------
                                                 879,920      1,100,240        274,215        587,556
                                             ------------   ------------   ------------   ------------

Net Income (Loss) From Operations                (87,411)        63,946        (93,451)        21,194

Interest Income                                    9,742         13,330          3,179          6,891
                                             -----------    -----------    -----------    -----------

Net Income (Loss) Before Income Taxes            (77,669)        77,276        (90,272)        28,085

Income Tax Benefit (Expense)                      23,526        (25,311)        26,628        (13,578)
                                             ------------   ------------   ------------   ------------

Net Income (Loss) Before Minority Interest       (54,143)        51,965        (63,644)        14,507

Minority Interest in Net Loss                        ---         23,898            ---         11,924
                                             ------------   ------------   ------------   ------------

Net Income (Loss)                            $   (54,143)   $    75,863    $   (63,644)   $    26,431
                                             ============   ============   ============   ============


See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                 Statement of Stockholders' Equity (Unaudited)

                                                           Capital      Total
                                                          In Excess     Stock-
                                   Common      of Par     Retained     holders'
                                   Stock        Value     Earnings     Equity
                                 ----------  ----------  ----------   ----------

Balance -
  December 31, 2000              $  10,651   $ 479,549   $  65,074    $ 555,274

     Net Income (Loss)                 ---         ---     (54,143)     (54,143)
                                 ----------  ----------  ----------   ----------

Balance -
  June 30, 2001                  $  10,651   $ 479,549   $  10,931    $ 501,131
                                 ==========  ==========  ==========   ==========

See accompanying notes to financial statements.


                               SYNERGY 2000, INC.
                      Statements of Cash Flows (Unaudited)


                                                                Six Months   Six Months
                                                                   Ended       Ended
                                                                  June 30,    June 30,
                                                                   2001         2000
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                        $ (54,143)   $  51,965
       Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided by (Used) in Operating Activities:
            Depreciation                                            2,418        2,113
            Amortization                                                7       48,060
            Dec. (Inc.) in Accounts Receivable                    (40,427)     (23,351)
            Dec. (Inc.) in Note Receivable                       (200,000)         ---
            Dec. (Inc.) in Other Current Assets                    21,559       (8,077)
            Inc. (Dec.) in Accounts Payable                       (81,227)     (15,516)
            Inc. (Dec.) in Accrued Income Taxes                   (40,523)      18,112
            Inc. (Dec.) in Deferred Income Taxes                   16,997        7,199
                                                                ----------   ----------

                   Net Cash Provided by (Used) in Operating
                       Activities                                (375,339)      80,505
                                                                ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Equipment                                    (1,067)      (8,678)
                                                                ----------   ----------

                    Net Cash Used in Investing Activities          (1,067)      (8,678)
                                                                ----------   ----------

NET INCREASE (DECREASE) IN CASH                                  (376,406)      71,827

CASH - BEGINNING                                                  538,554      418,976
                                                                ----------   ----------

CASH - ENDING                                                   $ 162,148    $ 490,803
                                                                ==========   ==========


See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying unaudited financial statements of Synergy 2000, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

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

The operation of Argos 2000, Inc. did not commerce in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at June 30, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the six months ended June 30, 2000 and three months ended March 31, 2000, of Argos 2000, Inc. is included in the accompanying statements of operations and is not considered significant.

Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the six months ended June 30, 2001, the Company derived more than 87% of its revenues from three clients. No other clients accounted for more than 10%.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2001

REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $2,418 for the six months ended June 30, 2001 and $2,113 for the six months ended June 30, 2000.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $21 for the six months ended June 30, 2001 and $21 for the six months ended June 30, 2000. Accumulated amortization was $215 at June 30, 2001.

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

NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:

          Computer Equipment                          $     24,893
          Accumulated Depreciation                          (9,332)
                                                      -------------
                                                      $     15,561
                                                      =============

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2001

NOTE 4 - LINE OF CREDIT
         --------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (7.25% at June 30, 2001).

NOTE 5 - INCOME TAXES
         ------------
The income tax provision (benefit) consists of the following:

                                             2001            2000
                                          -----------    -----------
                  Current                 $  (40,523)    $   18,112
                  Deferred                    16,997          7,199
                                          -----------    -----------
                                          $  (23,526)    $   25,311
                                          ===========    ============

The income tax provision (benefit) differs from the expense (benefit) that would result from applying statutory rates to income (loss) before taxes as follows:

                                                             2001         2000
                                                           ---------   ---------
   Income Tax Expense (Benefit) Computed at the
     Statutory Federal Income Tax Rate                     $(26,407)   $ 26,274
   Increase (Decrease) on Income Taxes
     Resulting From:
       Subsidiary Losses Not Recognized                         ---       8,125
       Surtax Exemption                                       6,967     (11,750)
       State Income Tax-Net of Federal
          Tax Benefit                                        (4,090)      3,339
       Other                                                      4        (677)
                                                           ---------   ---------
                                                           $(23,526)   $ 25,311
                                                           =========   =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                             2001        2000
                                                           ---------   ---------
         Method of Revenue and Expense
            Recognition                                    $ 22,951    $  6,786
         Additional Depreciation for Income
            Tax Purposes                                      3,982       6,160
                                                           ---------   ---------
                                                           $ 26,933    $ 12,946
                                                           =========   =========

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2001

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

                                     Outstanding Options
                                     -------------------

                          Reserved                           Price Per
                           Shares            Number            Share
                         ---------         ---------         ---------
Balance 12/31/00         1,500,000           400,000          $.50-.90
  Reserved                      --                --                --
  Granted                       --           270,000           .63-.90
  Exercised                     --                --                --
  Expired                       --                --                --
                         ---------         ---------         ---------
Balance 6/30/01          1,500,000           670,000           .50-.90

At June 30, 2001, nonqualified options to purchase 670,000 shares of common stock were granted; options to purchase 412,000 shares were exercisable as of June 30, 2001; and options to purchase 830,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

                               SYNERGY 2000, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT FILED ON FORM 10-KSB WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001.

OVERVIEW

The Company has initiated a strategy to develop and/or acquire products and services focusing on its core competencies in servicing the policy and claims processing operations of insurance and financial institutions, and organizational development activities. The Company has and will continue to consider, from time to time, the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, to permit the Company to consummate such transactions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Fees billed decreased $427,986, or 70.3%, to $180,764 for the three months ended June 30, 2001 from $608,750 for the three months ended June 30, 2000 due principally to the unplanned termination of the Company's consulting agreement with CCC Information Services.

Operating expenses decreased $313,341, or 53.3%, to $274,215 for the three months ended June 30, 2001 from $587,556 for the three months ended June 30, 2000. The decrease in expenses consisted primarily of a reduction in contract revenue personnel and amortization, which were partially offset by increases in salaries and professional fees attributable to the Company's strategic initiative to acquire and/or develop products and services focusing on its core competencies in insurance and organizational development, and the Company's joint venture loss.

The Company experienced a net loss from operations of $93,451 for the three months ended June 30, 2001 as compared to net income from operations of $21,194 for the three months ended June 30, 2000, due to increased expenses attributable to the Company's initiative to develop and/or acquire products focusing on its core competencies in insurance and organizational development.

Interest income was $3,179 for the three months ended June 30, 2001, a decrease of $3,712, or 53.9%, from $6,891 for the three months ended June 30, 2000 due to a decrease in the Company's cash balances.

Net loss was $63,644 for the three months ended June 30, 2001, as compared to net income of $14,507 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Fees billed decreased $371,677, or 31.9%, to $792,509 for the six months ended June 30, 2001 from $1,164,186 for the six months ended June 30, 2000 due principally to the unplanned termination of the Company's consulting agreement with CCC Information Services.

Operating expenses decreased $220,320, or 20.0%, to $879,920 for the six months ended June 30, 2001 from $1,100,240 for the six months ended June 30, 2000. The decrease in expenses consisted primarily of a reduction in contract revenue personnel and amortization, which were partially offset by increases in salaries and professional fees attributable to the Company's strategic initiative to acquire and/or develop products and services focusing on its core competencies in insurance and organizational development, and the Company's joint venture loss.

The Company experienced a net loss from operations of $87,411 for the six months ended June 30, 2001 as compared to net income from operations of $63,946 for the six months ended June 30, 2000, due to increased expenses attributable to the Company's initiative to develop and/or acquire products focusing on its core competencies in insurance and organizational development.

Interest income was $9,742 for the six months ended June 30, 2001, a decrease of $3,588, or 26.9%, from $13,330 for the six months ended June 30, 2000 due to a decrease in the Company's cash balances.

Net loss was $54,143 for the six months ended June 30, 2001, as compared to net income of $75,863 for the six months ended June 30, 2000.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to carry out our business plan as described in this Quarterly Report; namely, to acquire and/or develop products and services focusing on our core competencies in insurance and organizational development, and engage in providing management consulting and information technology services principally to the insurance and financial services industries. Our firm is actively involved in enterprise-wide technology development, implementation and conversions. We have built a client base of over 80 major companies principally involved in the insurance and financial services industries.

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

During July 2001, we engaged a firm in Southern California pursuant to a Producer's Agreement to actively market a discount medical card providing individuals and families the opportunity to obtain physician, hospital, hearing, chiropractic, vision, dental, prescription drugs and other ancillary medical goods and services at negotiated prices through provider networks. That firm intends to promote, market and sell this discount medical card product and to establish relationships with organizations, corporations, groups, associations and others whose employees, members and customers may decide to become enrollees in such discount program.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company derived more than 87% of its revenues from three clients. For the fiscal year ended December 31, 2000, the Company derived more than 82% of its revenues from developing a large Oracle-based web enabled insurance claims administration system for CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continued to work on that project at the request of CCC Information Services to add functionality and to demo the project to prospective purchasers. The Company is involved in negotiations with CCC Information Systems to secure payment in the form of an ownership interest and/or worldwide license to market certain proprietary software products developed for that client. As of June 30, 2001, the Company has billed CCC Information Services for approximately $243,000 for which it has not been paid as of this date. The Company does not believe that such concentrated engagements with a limited number of clients are significantly prejudicial since the Company derives its revenues from performing relatively short-term engagements. Further, the Company's marketing plan outlines efforts to develop and/or acquire products and services, and focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

On September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at June 30, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 became nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment. The joint venture did not proceed and, accordingly, $50,000 has been expensed in the Company's Statement of Operations for the six month period ended June 30, 2001. Pursuant to the terms of the EPI agreement, the $200,000 obligation is repayable by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (7.25% at June 30, 2001). The Company has no commitments for capital expenditures and believes its available cash, coupled with its anticipated future billings and collections, will be sufficient for its present operations for the next 12 months.

At June 30, 2001, the Company had a decrease in cash and cash equivalents to $162,148 as compared to $490,803 at June 30, 2000. Net cash used in operating activities of $375,339 for the six months ended June 30, 2001 was primarily attributable to the operating loss sustained by the Company in 2001, a net increase in notes receivable from the CBRC joint venture transaction, internal product development, an increase in accounts receivable, and a decrease in accounts payable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      There are no exhibits included herein.

         (b) Reports on Form 8-K relating to the quarter ended June 30, 2001.

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

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

Date: August 13, 2001.