Form 10QSB
period 2001-09-30
SYNERGY 2000 INC
filed 2001-11-14
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

         The number of shares outstanding of the issuer's common stock as of November 9, 2001, was 16,097,333.

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

         Balance sheet - September 30, 2001 (unaudited); .....................5

         Statements of operations (unaudited) -
           Three and nine months ended September 30, 2001 and 2000; ..........6

         Statements of stockholders' equity (Unaudited) ......................7

         Statements of cash flows (unaudited) -
           Nine months ended September 30, 2001 and 2000; ....................8

         Notes to financial statements (unaudited) ...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operations .........12

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................15

Item 2.  Changes in Securities ..............................................15

Item 3.  Defaults Upon Senior Securities ....................................16

Item 4.  Submission of Matters to Vote of Security Holders ..................16

Item 5.  Other Information ..................................................16

Item 6.  Exhibits and Reports on Form 8-K ...................................16

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

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying balance sheet of Synergy 2000, Inc. as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

MILNER AND BROCK, CPA's
Greenville, South Carolina
November 8, 2001

                               SYNERGY 2000, INC.
                           Balance Sheet (Unaudited)

                                                                      September
                                                                       30, 2001
                                                                      ----------
ASSETS
------

     Current Assets:
         Cash                                                         $ 116,727
         Accounts Receivable                                            371,694
         Note Receivable                                                200,000
                                                                      ----------
              Total Current Assets                                      688,421

     Equipment, Net                                                      14,334
                                                                      ----------

              Total Assets                                            $ 702,755
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                             $  62,844
         Accrued Expenses                                               187,500
         Deferred Income Taxes                                            2,067
                                                                      ----------
              Total Current Liabilities                                 252,411

     Deferred Income Taxes                                                2,913

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 10,651,500 Shares                     10,651
         Capital in Excess of Par Value of Common Stock                 479,549
         Retained Earnings                                              (42,769)
                                                                      ----------

              Total Stockholders' Equity                                447,431
                                                                      ----------

              Total Liabilities and Stockholders' Equity              $ 702,755
                                                                      ==========

See accompanying notes to financial statements.

                                              SYNERGY 2000, INC.
                                     Statements of Operations (Unaudited)

                                              Nine Months    Nine Months    Three Months  Three Months
                                                Ended          Ended          Ended          Ended
                                               September      September      September      September
                                               30, 2001       30, 2000       30, 2001       30, 2000
                                             ------------   ------------   ------------   ------------

Fees Billed                                  $   918,939    $ 1,752,038    $   126,430    $   587,748

Operating Expenses:
      Salaries                                   238,885        188,629         73,369         69,470
      Contract Services                          560,527      1,136,075         60,380        365,724
      Taxes and Licenses                          19,818         16,681          4,662          5,384
      Travel and Business                         19,755         49,402          3,263         31,879
      Meals and Entertainment                         25             32             --             --
      Advertising                                  4,350          4,181            586          2,588
      Professional Fees                           92,664         76,453         15,102         19,632
      Rent                                         3,590          2,728          1,496          1,047
      Telephone                                    9,635          9,173          2,394          3,805
      Supplies                                     5,529          7,514          1,113          3,154
      Insurance                                   65,987         49,634         35,925          4,605
      Postage and Shipping                         1,488          2,153            351          1,140
      Dues and Subscriptions                         170          1,338             --             93
      Investor Relations                           5,858            975          3,209             --
      Joint Venture Loss                          50,000             --             --             --
      Disposal of Subsidiary                          --         78,977             --         78,977
      Amortization                                     7         72,091             --         24,031
      Depreciation                                 3,645          3,524          1,227          1,411
      Bad Debts                                       --         11,815             --             --
      Miscellaneous                                1,485          2,079            421            274
                                             ------------   ------------   ------------   ------------
                                               1,083,418      1,713,454        203,498        613,214
                                             ------------   ------------   ------------   ------------

Net Income (Loss) From Operations               (164,479)        38,584        (77,068)       (25,466)

Interest Income                                   11,158         19,991          1,416          6,765
                                             ------------   ------------   ------------   ------------

Net Income (Loss) Before Income Taxes           (153,321)        58,575        (75,652)       (18,701)

Income Tax Benefit (Expense)                      45,478        (22,830)        21,952          2,481
                                             ------------   ------------   ------------   ------------

Net Income (Loss) Before Minority Interest      (107,843)        35,745        (53,700)       (16,220)

Minority Interest in Net Loss                         --         35,823             --         11,925
                                             ------------   ------------   ------------   ------------

Net Income (Loss)                            $  (107,843)   $    71,568    $   (53,700)   $    (4,295)
                                             ============   ============   ============   ============

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                 Statement of Stockholders' Equity (Unaudited)

                                               Capital                  Total
                                              In Excess   Retained      Stock-
                                   Common      of Par     Earnings     holders'
                                   Stock       Value     (Deficit)      Equity
                                 ----------  ----------  ----------   ----------

Balance - December 31, 2000      $  10,651   $ 479,549   $  65,074    $ 555,274

     Net Income (Loss)                  --          --    (107,843)    (107,843)
                                 ----------  ----------  ----------   ----------

Balance - September 30, 2001     $  10,651   $ 479,549   $ (42,769)   $ 447,431
                                 ==========  ==========  ==========   ==========

See accompanying notes to financial statements.

                                    SYNERGY 2000, INC.
                           Statements of Cash Flows (Unaudited)

                                                                      Nine Months  Nine Months
                                                                         Ended        Ended
                                                                       September    September
                                                                       30, 2001     30, 2000
                                                                      ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                              $(107,843)   $  35,745
       Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided by (Used) in Operating Activities:
            Depreciation                                                  3,645        3,524
            Amortization                                                      7       72,091
            Dec. (Inc.) in Accounts Receivable                           (1,576)    (249,965)
            Dec. (Inc.) in Note Receivable                             (200,000)          --
            Dec. (Inc.) in Other Current Assets                          21,559       (7,089)
            Inc. (Dec.) in Accounts Payable                             (91,073)      (9,953)
            Inc. (Dec.) in Accrued Expenses                                  --       78,977
            Inc. (Dec.) in Accrued Income Taxes                         (40,523)      (1,526)
            Inc. (Dec.) in Deferred Income Taxes                         (4,956)      24,356
                                                                      ----------   ----------

                Net Cash Provided by (Used) in Operating Activities   (420,760)     (53,840)
                                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Equipment                                          (1,067)     (11,315)
                                                                      ----------   ----------

                 Net Cash Used in Investing Activities                   (1,067)     (11,315)
                                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH                                        (421,827)     (65,155)

CASH - BEGINNING                                                        538,554      418,976
                                                                      ----------   ----------

CASH - ENDING                                                         $ 116,727    $ 353,821
                                                                      ==========   ==========

See accompanying notes to financial statements.

                               SYNERGY 2000, INC.
                    Notes to Financial Statements (Unaudited)
                               September 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Synergy 2000, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

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

The operations of Argos 2000, Inc. did not commence in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at September 30, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the nine months and three months ended September 30, 2000, of Argos 2000, Inc. is included in the accompanying unaudited statements of operations and is not considered significant.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $3,645 for the nine months ended September 30, 2001 and $3,524 for the nine months ended September 30, 2000.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $7 for the nine months ended September 30, 2001 and $32 for the nine months ended September 30, 2000. Accumulated amortization was $215 at September 30, 2001.

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

NOTE 2 - NOTE RECEIVABLE
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying statements of operations, and $200,000 will be refunded, plus interest at 9.00% per annum, on or before January 29, 2002. The $200,000 is recorded as a note receivable in the accompanying balance sheet.

NOTE 3 - EQUIPMENT
Equipment consists of the following:

                  Computer Equipment                        $    24,893
                  Accumulated Depreciation                      (10,559)
                                                            ------------
                                                            $    14,334
                                                            ============

NOTE 4 - LINE OF CREDIT
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (6.00% at September 30, 2001).

NOTE 5 - INCOME TAXES
The income tax provision (benefit) consists of the following:

                                                     2001           2000
                                                  ----------     ----------
                  Current                         $ (40,523)     $  (1,526)
                  Deferred                           (4,955)        24,356
                                                  ----------     ----------
                                                  $ (45,478)     $  22,830
                                                  ==========     ==========

The income tax provision (benefit) differs from the expense (benefit) that would result from applying statutory rates to income (loss) before taxes as follows:

                                                            2001          2000
                                                          ---------    ---------
   Income Tax Expense (Benefit) Computed at the
     Statutory Federal Income Tax Rate                    $(52,129)    $ 19,916
   Increase (Decrease) in Income Taxes Resulting From:
       Subsidiary Losses Not Recognized                         --       12,180
       Surtax Exemption                                      9,084      (11,457)
       State Income Tax-Net of Federal Tax Benefit          (8,075)       2,186
       Rate Differentials Applied To Reversing
          Temporary Differences                              5,638           --
       Other                                                     4            5
                                                          ---------    ---------
                                                          $(45,478)    $ 22,830
                                                          =========    =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                                2001      2000
                                                              --------  --------
         Method of Revenue and Expense Recognition            $ 2,067   $23,550
         Additional Depreciation for Income Tax Purposes        2,913     6,553
                                                              --------  --------
                                                              $ 4,980   $30,103
                                                              ========  ========

NOTE 6 - STOCKHOLDERS' EQUITY
STOCK OPTION PLAN - In December 2000, the Company implemented a stock option plan for non-employee directors and consultants, officers and key employees which provides for qualified and nonqualified options, as determined by the Administrator at the time of grant of an option. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

                               Outstanding Options
                               -------------------

                               Reserved                 Price Per
                                Shares       Number      Share
                              -----------  ----------  ----------
       Balance 12/31/00        1,500,000     400,000   $ .50-.90
            Reserved              ---          ---         ---
            Granted               ---        270,000     .63-.90
            Exercised             ---          ---         ---
            Expired               ---          ---         ---
                              -----------  ----------
       Balance 9/30/01         1,500,000     670,000     .50-.90
                              ===========  ==========

At September 30, 2001, nonqualified options to purchase 670,000 shares of common stock were granted; options to purchase 437,000 shares were exercisable as of September 30, 2001; and options to purchase 830,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 7 - SUBSEQUENT EVENTS

ACQUISITION OF CONVERT-TECH, INC.

On October 1, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. In connection with this acquisition, CTI stockholders received five million shares of the Company's Common Stock.

PRIVATE PLACEMENT

On November 1, 2001, in light of the Company's limited cash resources, the Company issued, in a private placement, 445,833 shares of the Company's restricted stock to its executive officers and a consultant to the Company (a total of four individuals) valued at $89,166.67 in consideration for their commitment to stay and to forego partial or total cash compensation for the period October 16, 2001 through December 31, 2001.

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

OVERVIEW

The Company has initiated a strategy to develop and/or acquire products and services focusing on its core competencies in servicing the policy and claims processing operations of insurance and financial institutions, and organizational development activities. In furtherance of this strategy, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance.

The Company has and will continue to consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, to permit the Company to consummate such transactions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Fees billed decreased $461,318, or 78.5%, to $126,430 for the three months ended September 30, 2001 from $587,748 for the three months ended September 30, 2000 due principally to the unplanned termination of the Company's consulting agreement with CCC Information Services.

Operating expenses decreased $409,716, or 66.8%, to $203,498 for the three months ended September 30, 2001 from $613,214 for the three months ended September 30, 2000. The decrease in expenses consisted primarily of a reduction in contract revenue personnel and amortization, which were partially offset by increases in salaries and professional fees attributable to the Company's strategic initiative to acquire and/or develop products and services focusing on its core competencies in insurance and organizational development, and the Company's joint venture loss.

The Company experienced a net loss from operations of $77,068 for the three months ended September 30, 2001 as compared to a net loss from operations of $25,466 for the three months ended September 30, 2000, due to increased expenses attributable to the Company's initiative to develop and/or acquire products focusing on its core competencies in insurance and organizational development.

Interest income was $1,416 for the three months ended September 30, 2001, a decrease of $5,349, or 79.1%, from $6,765 for the three months September 30, 2000 due to a decrease in the Company's cash balances.

Net loss was $53,700 for the three months ended September 30, 2001, as compared to net loss of $4,295 for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Fees billed decreased $833,099, or 47.6%, to $918,939 for the nine months ended September 30, 2001 from $1,752,038 for the nine months ended September 30, 2000 due principally to the unplanned termination of the Company's consulting agreement with CCC Information Services.

Operating expenses decreased $630,036, or 36.8%, to $1,083,418 for the nine months ended September 30, 2001 from $1,713,454 for the nine months ended September 30, 2000. The decrease in expenses consisted primarily of a reduction in contract revenue personnel and amortization, which were partially offset by increases in salaries and professional fees attributable to the Company's strategic initiative to acquire and/or develop products and services focusing on its core competencies in insurance and organizational development, and the Company's joint venture loss.

The Company experienced a net loss from operations of $164,479 for the nine months ended September 30, 2001 as compared to net income from operations of $38,584 for the nine months ended September 30, 2000, due to increased expenses attributable to the Company's initiative to develop and/or acquire products focusing on its core competencies in insurance and organizational development.

Interest income was $11,158 for the nine months ended September 30, 2001, a decrease of $8,833, or 44.2%, from $19,991 for the nine months ended September 30, 2000 due to a decrease in the Company's cash balances.

Net loss was $107,843 for the nine months ended September 30, 2001, as compared to net income of $71,568 for the nine months ended September 30, 2000.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is to carry out our business plan as described in this Quarterly Report; namely, to acquire and/or develop products and services focusing on our core competencies in insurance and organizational development, and engage in providing management consulting and information technology services principally to the insurance and financial services industries. Our firm is actively involved in enterprise-wide technology development, implementation and conversions. We have built a client base of over 85 major companies principally involved in the insurance and financial services industries.

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

In furtherance of its business strategy, during October 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance.

LIQUIDITY AND CAPITAL RESOURCES

                  During the nine months ended September 30, 2001, the Company derived more than 75% of its revenues from three clients. For the fiscal year ended December 31, 2000, the Company derived more than 82% of its revenues from developing a large Oracle-based web enabled insurance claims administration system for CCC Information Services. On February 2, 2001, that client notified the Company in writing, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company continued to work on that project at the request of CCC Information Services to add functionality and to demo the project to prospective purchasers. The Company is involved in negotiations with CCC Information Systems to secure payment in the form of an ownership interest and/or worldwide license to market certain proprietary software products developed for that client. As of September 30, 2001, the Company has billed CCC Information Services for approximately $234,000 for which it has not been paid as of this date. The Company does not believe that such concentrated engagements with a limited number of clients are significantly prejudicial since the Company derives its revenues from performing relatively short-term engagements. Further, the Company's marketing plan outlines efforts to develop and/or acquire products and services, and focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

On September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at September 30, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant. The Company is involved in negotiations to secure a worldwide license to market the Argos product.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 became nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment. The joint venture did not proceed and, accordingly, $50,000 has been expensed in the Company's Statement of Operations for the nine month period ended September 30, 2001. Pursuant to the terms of the EPI agreement, the $200,000 obligation is repayable by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (6.00% at September 30, 2001). The Company has no commitments for capital expenditures and believes its available cash, coupled with its anticipated future billings and collections, will be sufficient for its present operations for the next 12 months.

At September 30, 2001, the Company had a decrease in cash and cash equivalents to $116,727 as compared to $353,821 at September 30, 2000. Net cash used in operating activities of $420,760 for the nine months ended September 30, 2001 was primarily attributable to the operating loss sustained by the Company in 2001, a net increase in notes receivable from the CBRC joint venture transaction, internal product development, an increase in accounts receivable, and a decrease in accounts payable. In light of the Company's limited cash resources, on November 1, 2001, the Company issued, in a private placement, 445,833 shares of the Company's restricted stock to its executive officers and a consultant to the Company (a total of four individuals) valued at $89,166.67 in consideration for their commitment to stay and to forego partial or total cash compensation for the period October 16, 2001 through December 31, 2001.

The Company intends to continue to invest to support its growth strategy and expand its operations. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

ITEM 2.  CHANGES IN SECURITIES

         On October 1, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. In connection with this acquisition, CTI stockholders received five million shares of the Company's Common Stock

         On November 1, 2001, in light of the Company's limited cash resources, the Company issued, in a private placement, 445,833 shares of the Company's restricted stock to its executive officers and a consultant to the Company (a total of four individuals) valued at $89,166.67 in consideration for their commitment to stay and to forego partial or total cash compensation for the two and one-half month period commencing October 16, 2001 and ending December 31, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             (i) Exhibit 10.1 First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Eli
                  Dabich, Jr.

             (ii) Exhibit 10.2  First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Jeanette T. Smith

         (b) Reports on Form 8-K relating to the quarter ended September 30, 2001:

             (i) The Company filed a Current Report on Form 8-K disclosing that on October 16, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. In connection with this acquisition, CTI stockholders received five million shares of the Company's Common Stock.

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

                                                  Synergy 2000, Inc.

                                                  /s/ Jeanette T. Smith
                                                  ----------------------------
                                                  Jeanette T. Smith
                                                  Principal Accounting Officer

Date: November 14, 2001.

                               SYNERGY 2000, INC.
                                   FORM 10-QSB
                                INDEX TO EXHIBITS

Exhibits

10.1 First Amendment to Employment Agreement dated as of November 1, 2001 between the Registrant and Eli Dabich, Jr.
10.2 First Amendment to Employment Agreement dated as of November 1, 2001 between the Registrant and Jeanette T. Smith