Form 10KSB
period 2001-12-31
SYNERGY 2000 INC
filed 2002-04-01
CIK 1042501

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

              For the fiscal year ended December 31, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 2001 were $992,345.

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the issuer's common stock on March 28, 2002 was $840,915. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 28, 2002, was 16,937,333.

================================================================================

Item 1. Description of Business.

Introduction

Synergy 2000, Inc. ("Synergy" or the "Company"), the People and Technology Company, provides information technology and organizational management products and services for risk management and cost containment, principally to the financial services industry. Since 1997, the Company has helped clients use information technology more efficiently in order to improve their operations and profitability and to achieve business results. The Company focuses on delivering business results by linking business innovation skills with seasoned delivery expertise to provide flexible and scalable solutions.

During the last year, Synergy has transformed its operations to include a claims management system product, a front-end stand-alone broker/agency policy management system, and e-services wireless products. In addition, Synergy offers a broad array of professional products and services to commercial clients and specializes in the application of advanced and complex information technology to achieve its customers' strategic objectives. Its service offerings include management consulting/professional services, including e-business solutions, claims processing services, and the design, development, implementation and integration of complete information systems. Synergy does not have exclusive agreements with hardware or software providers and believes that this "vendor neutrality" enables it to better identify and manage solutions specifically tailored to each client's needs.

Management consulting/professional services include advising clients on the strategic acquisition and utilization of information technology and on business strategy, security, change management, business process reengineering, and business resumption planning. The Company intends to license sophisticated software systems for the risk management market and to market and promote comprehensive discount medical programs targeting the cost containment market.

The year ended December 31, 2001 was challenging for the Company as well as for other companies in the systems integration and technology business. Most companies did not initiate any new information technology projects due to macro-economic factors. Accordingly, the Company focused its efforts during 2001 principally on the development and/or acquisition of products, including the acquisition of a claims administration system for the property and casualty industry, its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

Our principal office is located at 30 North Raymond Avenue, Suite 804, Pasadena, California, 91103, and our telephone number is (626) 792-8600.

Nature of Company's Products and Services

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

Marketing

The Company markets its products principally through the efforts of its President and two Executive Vice Presidents and independent sales representatives who are paid a retainer and commission on clients introduced to the Company by them. The Company has been endorsed by or named as a preferred provider of solutions by, among others, the National Food Processor Association, and the National Association of Professional Insurance Agents (PIA).

During the year ended December 31, 2001, the Company derived more than 81% of its revenues from four clients. One of those clients, CCC Information Services, notified the Company in writing on February 2, 2001, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company subsequently was paid in full for all amounts billed as of that date, totaling $234,707.25. The Company acquired ownership of the claims administration system in consideration for future royalty payments to CCC Information Services aggregating $2,935,000.00, based substantially on future sales and/or licensing revenues secured by the Company. As of this date, the Company has paid $235,000.00 of such future royalty obligation. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2001.

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

The Company's marketing endorsements enable it to reduce the cost of sale and have direct contact with over 24,000 customers. These affinity marketing endorsements include: National Food Processors Association (NFPA): Membership 500; Membership 270; National Association of Professional Insurance Agents
(PIA): Membership 22,000; and Guy Carpenter (a Marsh & McLennan Company). The Company has performed agreements for more than 85 clients over the most recent five fiscal years.

Employees

As of March 28, 2002, the Company has four full-time employees. The Company's employees include the Company's President and two Executive Vice Presidents, and an administrative assistant who is responsible for the Company's newsletter and other marketing support activities. The Company's project development services typically are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services. None of our employees is represented by unions, and we believe our relations with our employees are good.

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

Description of Arrangements for Software Product Development

During the 4th quarter of 2001, the Company entered into three significant software acquisition/development transactions:

(a) On December 31, 2001, the Company entered into a Development, License and Proprietary Rights Agreement (the "Agreement") with CCC Information Services Inc. ("CCCIS"), a wholly-owned subsidiary of CCC Information Services Group Inc., pursuant to which the Company acquired a web-enabled Property & Casualty claims management system handling the claims process from the first notice of loss through payment request in consideration for the payment of certain royalty obligations. This acquisition furthers the Company's business plan to acquire and/or develop products and services focusing on the Company's core competencies in the insurance and financial services industries.

The Company had previously reported that it had received in writing a notice on February 2, 2001 that CCCIS was terminating the Company's consulting agreement. Pursuant to the Agreement, CCCIS remitted payment to the Company of all invoices relating to services rendered on or before February 2, 2001 aggregating $234,707.25, the parties released each other from all liabilities related to the consulting agreement originally entered into in 1999, and the Company made an initial royalty payment of $235,000.00 to CCCIS. The Company's continuing royalty obligation to CCCIS has been reduced to $2,700,000.00 as a result of the initial payment. In addition, the Company has undertaken further development obligations with respect to a Base and Auto System to be completed by the end of the second quarter of 2002, and the development of a Personal Lines System to be completed by the end of the fourth quarter of 2002, which deadlines are subject to extension during certain acceptance testing periods.

(b) On December 26, 2001, the Company entered into an agreement with Thorson & Associates Insurance Services, Inc. ("Thorson"), pursuant to which the Company acquired a front-end stand-alone insurance broker/agency software product, a demonstration site and a hosting facility for the Company's products and services in consideration for the issuance to Thorson of 840,000 shares of the Company's common stock valued at $126,000 and 5% of the Company's technology subsidiary.

(c) On October 16, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. In connection with this acquisition, CTI stockholders received five million shares of the Company's Common Stock valued at $800,000. As a result of this transaction, Charles R. Cronin, Jr., a director of the Company, and his affiliates became the record and beneficial owners of approximately 25% of the Company's capital stock.

Day-to-day management of client projects typically will be provided by consultants to the Company. Most projects involve several phases from analysis to modification of applications and data and testing. The Company generally will be paid a fee upon completion of each project phase.

The Company, employing its specialized knowledge of the risk management and insurance industry, has developed an insurance infomediary to promote consumer awareness and education, and address cost inefficiencies in the marketing of insurance products. The Company plans on creating a new Internet website targeting the personal lines insurance niche, and describing the entire insurance process starting with underwriting standards and ending with the claims settlement process. The Company believes that such product will improve consumer service and satisfaction resulting in improved insurance company profitability.

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

The Argos product provides an automated policy administration system for non-standard automobile insurance policies. The operations of Argos 2000, Inc. did not commence as contemplated by the Company. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant.

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

Item 2. Description of Property.

Our principal executive offices are located in Pasadena, California, where we sublease from Jeanette T. Smith, the Company's Executive Vice President, Treasurer, Secretary and a Director, approximately 205 square feet at a monthly rental of $369.00 that expires in July 2002. In addition, the Company leases 1,508 square feet at 5236 Colodny Drive, Suite 104, Agoura Hills, California, at a base monthly rental of $2,322.00 that expires September 30, 2002. As we expand, we anticipate that additional space will be available on commercially reasonable terms, but no assurance can be made in this regard. Our President and Executive Vice Presidents, respectively, also operate offices from their homes. No real property is owned directly by the Company.

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

                         2000
                         ----
1st Quarter        2.625       0.625
2nd Quarter        1.75        0.50
3rd Quarter        2.1875      1.125
4th Quarter        1.4375      0.375

                         2001
                         ----
1st Quarter        1.01        0.31
2nd Quarter        0.52        0.35
3rd Quarter        0.53        0.20
4th Quarter        0.20        0.06

As of December 31, 2001 there were 202 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Transfer Agent

The transfer agent and registrar for the Company's Common Stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

Item 6. Management Discussion and Analysis or Plan of Operations

This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Report.

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Annual Report; namely, to develop additional technology products and services focused on the risk management and cost containment markets, and to continue to exploit our consulting and management services engagements.

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

Statement of Operations December 31, 2001 to December 31, 2000

The Company's revenues or fees billed were $992,345 for the year ended December 31, 2001 compared to $2,346,696 for the comparable period in 2000. The decrease was due primarily to a reduced number of consulting arrangements entered into by the Company due to a slowdown caused by macro-economic factors during 2001. The year ended December 31, 2001 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during 2001 principally on the development and/or acquisition of products, including the acquisition of a claims administration system for the property and casualty industry, its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services, resulting in a significant increase in the Company's assets of $4,264,107 for the year ended December 31, 2001 compared to $947,150 for the year ended December 31, 2000.

The Company's operating expenses during the year ended December 31, 2001 were $1,487,898 compared to $2,250,302 during the comparable period in 2000. Lower expenses in 2001 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $433,297 for the year ended December 31, 2001 as compared to net income of $113,756 for the year ended December 31, 2000.

During the year ended December 31, 2001, the Company derived more than 81% of its revenues from four clients. One of those clients, CCC Information Services, notified the Company in writing on February 2, 2001, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company subsequently was paid in full for all amounts billed as of that date, totaling $234,707.25. The Company acquired ownership of the claims administration system in consideration for future royalty payments to CCC Information Services aggregating $2,935,000.00, based in part on future sales and/or licensing revenues secured by the Company. As of this date, the Company has paid $235,000.00 of such future royalty obligation. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2001.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2002. The Company relies on programmers to perform its contracts and from time to time there have been shortages of programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid to consultants.

The Company's revenues beyond 2001 are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products, such as claims administration systems, for the insurance industry, intend to increase our management advisory services, and are continuing our development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries.

Liquidity

The Company's working capital was $(37,064) as of December 31, 2001 compared to $541,000 at December 31, 2000. This decrease was primarily attributable to an increase in accrued expenses and a decrease in accounts payable and cash, partially offset by an increase in a note receivable.

During the year ended December 31, 2001, the Company derived more than 81% of its revenues from four clients. One of those clients, CCC Information Services, notified the Company in writing on February 2, 2001, but not in accordance with the contract, that it was terminating the Company's consulting agreement. The Company subsequently was paid in full for all amounts billed as of that date, totaling $234,707.25. The Company acquired ownership of the claims administration system in consideration for future royalty payments to CCC Information Services aggregating $2,935,000.00, based in part on future sales and/or licensing revenues secured by the Company. As of this date, the Company has paid $235,000.00 of such future royalty obligation. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2001.

On September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC has repaid the $30,000 nonrefundable payment as of the date of this Report. Under the terms of the EPI agreement, the $200,000 obligation was repaid by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at December 31, 2001). The Company has no commitments for capital expenditures and believes its available cash is sufficient for its present operations for the next 12 months.

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

Forward-Looking Statements

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

Item 7. Financial Statements.

The financial statements are listed at the "Index to Financial Statements" elsewhere in this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

No change in accountants has occurred and no disagreements have occurred.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Eli Dabich, Jr.          -    Chairman, Chief Executive Officer, President and
                                        Director
Jeanette Tebrich Smith   -    Executive Vice President, Secretary, Treasurer
                                         and Director
Charles R. Cronin, Jr.   -    Executive Vice President and Director

ELI DABICH, JR., age 62, is Chairman, President and a Director of the Company. Mr. Dabich oversees operations and participates in sales and marketing activities. A 1963 graduate of the U. S. Naval Academy, Mr. Dabich earned his B.S. in Engineering and served in the Navy, initially as a naval aviator. He earned a M.S. degree in Administration from George Washington University in 1970, and during the period from 1968-1970, he taught chemistry and computer science at the Naval Academy. From 1970-74, Mr. Dabich served as a marketing representative with IBM. From 1974-82, he worked as senior vice president of Sun Life Insurance Company in Baltimore, where he was responsible for data processing and administrative services. From 1982-88, Mr. Dabich served as executive vice president for administration and finance for Maryland Casualty Company. There, he was responsible for over 600 people and a budget of $50 million. Responsibilities included information systems, human resources, agency automation, software development, and systems and administration. From 1988-90, he served as National Director of Insurance Consulting for Coopers & Lybrand.

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

JEANETTE TEBRICH SMITH, age 53, Executive Vice President, Secretary, Treasurer, and a Director of Synergy 2000 serves the company in operations and administration. Ms. Smith earned a B.A degree in History/Education at UCLA and worked for Greyhound Personnel Services from 1977-80, where she served as regional manager. From 1980-86, Ms. Smith served as Vice President Human Resources & Administration for Bekins Moving and Storage in Glendale, CA. There, she directed human resources for headquarters and field locations. From 1986-95, Ms. Smith served as Assistant Vice President, Human Resources, for TransAmerica Insurance Company in Los Angeles, CA, where she provided support to field human resource managers nationally. Her key responsibilities included enhancement of employee relations, training, salary and benefits administration, organization development and employment.

In 1996, Ms. Smith formed a personal consulting practice and network in association with Mr. Dabich and others. She consulted in the areas of corporate restructures and relocation, human resources, team building, recruiting, resolution of employee conflicts, and other related topics. The consulting practice led to recruiting of computer programming specialists needed by customers to resolve computer date-change program problems. In 1997, she joined the Company.

CHARLES R. CRONIN, JR., age 49, has served as a Executive Vice President of the Company and as President of the Company's technology subsidiary, Infinity Technology Solutions, Inc. since October 2001, and as a director of the Company since December 2000. Mr. Cronin earned a B.S. degree in Business Administration and Accounting from the University of Illinois. From 1979 to February 1990, Mr. Cronin served in several executive capacities for Allstate Insurance Company, serving most recently as the Information Resources Director, Corporate Controller Department. From February 1990 to September 1993, Mr. Cronin worked as a Senior Manager for Price Waterhouse where his responsibilities included the creation and implementation start-up of the Operational and Technology consulting practice focused on the insurance industry. From September 1993 to May 1998, Mr. Cronin served as Vice President, Systems Integration for Zenith Insurance Company. From May 1998 to October 2001, Mr. Cronin has served as the President of Convert-Tech, Inc. and Infinity Web Systems, Inc. developing products for, and providing information technology consulting services to, property and casualty insurance companies in collaboration with the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, during and for the Company's year ended December 31, 2001, there were no directors or officers or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5. The Company will encourage beneficial owners of more than 10% of its common stock to file their reports in compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

The following table sets forth all compensation paid by the Company during 2000 and 2001 to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Eli Dabich, Jr.                         2001                     $110,000
Chairman and President                  2000                     $121,000

Jeanette Tebrich Smith                  2001                     $106,334
Executive Vice President                2000                     $116,000

         The following table sets forth further information regarding individual grants of stock options during fiscal 2001 to each of the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. The table also shows all options that were granted with exercise prices equal to fair market value on the dates of grant.

                                              OPTION GRANTS IN FISCAL 2001
                                                     INDIVIDUAL GRANTS
                          ---------------------------------------------------------------------       POTENTIAL REALIZABLE
                                          PERCENT OF                                                           VALUE
                             NUMBER OF      TOTAL                                                    AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                   PER SHARE                            OF STOCK PRICE
                            UNDERLYING     GRANTED      PER SHARE      MARKET                         APPRECIATION FOR OPTION
                              OPTIONS        TO          EXERCISE     PRICE ON                               TERM(2)
                              GRANTED   EMPLOYEES IN      PRICE      GRANT DATE     EXPIRATION       -------------------------
NAME                          (#)(1)     FISCAL 2001    ($/SH)(1)      ($/SH)          DATE              5%($)     10%($)
----                      -------------- -----------    ---------      ------      ------------          -----     ------
Eli Dabich, Jr.............   75,000        27.8%        $0.90          $0.81        12/20/2010          $31,500     $90,000
Jeanette T. Smith..........   75,000        27.8%        $0.90          $0.81        12/20/2010          $31,500     $90,000
Charles R. Cronin, Jr......   10,000         3.7%        $0.81          $0.81        12/20/2010          $ 5,100     $12,900
-------------

         (1) Stock options to the named executive officers are generally awarded with an exercise price equal to 110% of the fair market value of the Company's Common Stock on the date of grant. Options granted to executives generally become exercisable upon the date of grant, and expire ten years from the date of grant or at the time of the optionee's termination of employment.

         (2) The 5% and 10% assumed rates of annual compound stock price appreciation are prescribed by rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices.

         There were no exercises of stock options by any of the named executive officers in 2001. The following table sets forth certain information concerning the exercise of stock options during fiscal 2001 by each of the Named Executive Officers and the number and value at December 31, 2001 of unexercised options held by said individuals.

                                      AGGREGATED OPTION EXERCISES IN FISCAL 2001
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                    UNDERLYING               IN-THE-MONEY OPTIONS
                                 SHARES         VALUE         UNEXERCISED OPTIONS AT        AT FISCAL YEAR-END(2)($)
                               ACQUIRED ON    REALIZED         FISCAL YEAR-END (#)
NAME                           EXERCISE (#)    ($)(1)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                           ------------ ------------   -----------   -------------    -----------   -------------
Eli Dabich, Jr...........           0        $      0        75,000                0       $        0     $        0
Jeanette T. Smith........           0        $      0        75,000                0       $        0     $        0
Charles R. Cronin, Jr....           0        $      0       110,000                0       $        0     $        0

--------------------------

         (1) "Value Realized" represents the fair market value of the shares underlying the option on the date of exercise less the aggregate exercise price.

         (2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized, and are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's Common Stock on December 31, 2001 ($0.15 per share).

Board of Directors:

During the year ended December 31, 2001, there were three meetings of the Company's board of directors. Other actions in 2001 were conducted by means of unanimous written consents on four separate instances.

Non-employee directors receive options to purchase 10,000 shares of the Company's common stock as of January 10 of each year of service, vesting one-half on the date of grant and one-half on the first anniversary date thereof, and are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings.

Employment Agreements

The Company entered into a three-year employment agreement with Eli Dabich, Jr., its President, commencing as of July 1, 2000, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Said employment agreement was amended in November 2001 to provide that Mr. Dabich receives base compensation of $131,000 for the period ending December 31, 2001, increasing to $180,000 for the period commencing as of January 1, 2002, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Mr. Dabich also is entitled to receive a guaranteed bonus equal to 25% of his annual base compensation commencing as of 2001, and a performance bonus based on the Company's gross revenues as follows:
(i) 3% of the Company's gross revenues less than or equal to $10,000,000, (ii) 2% of the Company's gross revenues greater than $10,000,000 and less than or equal to $20,000,000, and (iii) 1% of the Company's gross revenues greater than $20,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Mr. Dabich receives options, exercisable immediately, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Mr. Dabich will vest upon a change in control of the Company. In addition, if Mr. Dabich is terminated other than for cause, Mr. Dabich will receive 200% of his base compensation as a severance payment.

The Company entered into a three-year employment agreement with Jeanette T. Smith, its Executive Vice President, commencing as of July 1, 2000, amended on November 1, 2001 to provide for the commencement of a new three-year term, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Said employment agreement was amended in November 2001 to provide that Ms. Smith receives base compensation of $125,000 for the period ending December 31, 2001, increasing to $160,000 for the period commencing as of January 1, 2002, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Ms. Smith also is entitled to receive a guaranteed bonus equal to 25% of her annual base compensation commencing as of 2001, and a performance bonus based on the Company's gross revenues as follows: (i) 3% of the Company's gross revenues less than or equal to $10,000,000, (ii) 2% of the Company's gross revenues greater than $10,000,000 and less than or equal to $20,000,000, and (iii) 1% of the Company's gross revenues greater than $20,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Ms. Smith receives options, exercisable immediately, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Ms. Smith will vest upon a change in control of the Company. In addition, if Ms. Smith is terminated other than for cause, Ms. Smith will receive 200% of his base compensation as a severance payment.

The Company entered into a three-year employment agreement with Charles R. Cronin, Jr., its Executive Vice President, commencing as of October 16, 2001, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. The agreement provides that Mr. Cronin receives annual base compensation of $240,000, subject to adjustment in an amount not less than the rate paid for the immediately preceding year. Mr. Cronin also is entitled to receive a guaranteed bonus equal to 25% of his annual base compensation commencing as of 2001, and a performance bonus based on the Company's gross revenues as follows: (i) 3% of the Company's gross revenues less than or equal to $10,000,000, (ii) 2% of the Company's gross revenues greater than $10,000,000 and less than or equal to $20,000,000, and (iii) 1% of the Company's gross revenues greater than $20,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Mr. Cronin receives options, exercisable immediately, as of January 1 of each year commencing with January 1, 2002, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Mr. Cronin will vest upon a change in control of the Company. In addition, if Mr. Cronin is terminated other than for cause, Mr. Cronin will receive 200% of his base compensation as a severance payment.

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

As of December 31, 2001, options to purchase 537,500 shares of common stock were outstanding at a weighted average exercise price of $.6608 per share. As of March 28, 2002, options to purchase 762,500 shares of common stock were outstanding at a weighted average exercise price of $.5145 per share. No shares had been issued upon exercise of outstanding options, and 762,500 shares remained available for future grant under the 2000 stock plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2002 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2002, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 16,937,333 shares of common stock outstanding.

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


Name of Shareholder                     Number of Shares     Percent of Common Stock
-------------------                     ----------------     -----------------------
Eli Dabich, Jr.(1)                        3,457,519                  20.2%
Jeanette T. Smith(2)                      2,725,564                  16.0
Michael D. York(3)                        2,195,000                  13.0
William E. Tabor(4)                       1,450,000                   8.6
Charles R. Cronin, Jr.(5)                 4,372,500                  25.5
All executive officers and directors     10,555,583                  60.6%
  as a group (3 persons)
-------------------


         * Less than one percent (1%) of the issued and outstanding shares of Common Stock.

         (1) Includes options to purchase 150,000 shares immediately exercisable by Mr. Dabich. Includes 100,000 shares held in the name of the Dabich Charitable Trust U/T/D 10/15/99 which Mr. Dabich may be deemed to share voting and dispositive power by virtue of his capacity as a Co-Trustee. Mr. Dabich disclaims beneficial ownership with respect to shares held by the Dabich Charitable Trust.

         (2) Includes options to purchase 150,000 shares immediately exercisable by Ms. Smith.

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

         (5) Includes options to purchase 185,000 shares immediately exercisable by Mr. Cronin and 200,000 shares beneficially owned by Mr. Cronin's children.

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

In June, 1998 the Company formed Argos, 2000, Inc. to market software programs for the insurance industry. In connection with the formation of Argos 2000, Inc., the Company contributed 200,000 shares of its common stock and received 51% of Argos 2000, Inc. Argos Technology, Inc. ("ATI") the other major shareholder received 49% of the shares of Argos 2000, Inc. and granted Argos 2000, Inc. an exclusive license to market the Argos Systems. A majority of the shares of ATI are owned by CarNet a corporation affiliated with Michael D. York, a principal shareholder of the Company. The operations of Argos 2000, Inc. did not commence as contemplated by the Company. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos 2000, Inc. in consideration for the redemption of 200,000 shares of its common stock. The Company remains contingently liable for a contract dispute involving Argos 2000, Inc. Accordingly, it has provided an accrual of $187,500 at December 31, 2000 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity of Argos 2000, Inc. is included in the financial statements and is not considered significant.

On December 15, 2000, Charles R. Cronin, Jr. was elected a director of the Company. Mr. Cronin was granted options to purchase 100,000 shares of the Company's common stock in consideration for his past services vesting immediately on December 26, 2000, and an additional 10,000 options to purchase shares of the Company's common stock in consideration for his service as a non-employee director of the Company, vesting 5,000 shares on the date of grant and 5,000 shares on the first anniversary date thereof. In addition, Mr. Cronin, through his wholly-owned corporation, Convert-Tech, Inc. ("CTI"), has provided consulting services to the Company since 1998. During the year ended December 31, 2000, Mr. Cronin, through CTI, has received payments pursuant to contractual commitments in connection with the Company's consulting agreement with CCC Information Services in the amount of $772,452. During the year ended December 31, 2001, Mr. Cronin, through CTI, has received payments pursuant to contractual commitments in connection with the Company's consulting agreement with CCC Information Services in the amount of $307,857. On October 16, 2001, the Company acquired CTI by means of a merger with a newly-formed wholly-owned subsidiary of the Company, in consideration for the issuance of five million shares of the Company's Common Stock valued at $800,000. As a result of this transaction, Charles R. Cronin, Jr., a director of the Company, became an executive officer of the Company, and he and his affiliates became the record and beneficial owners of approximately 25% of the Company's capital stock.

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

On November 1, 2001, the Company issued to: (i) Eli Dabich, Jr., 68,229 shares of the corporation's common stock in consideration for his commitment to stay and forbearance under his employment agreement stock by accepting said stock in lieu of one-half of the cash compensation due and payable under his employment agreement for the period October 16, 2001 to December 31, 2001; (ii) Jeanette T. Smith, 65,104 shares of the corporation's common stock in consideration for her commitment to stay and forbearance under her employment agreement by accepting said stock in lieu of one-half of the cash compensation due and payable under her employment agreement for the period October 16, 2001 to December 31, 2001;
(iii) Charles R. Cronin, Jr., 187,500 shares of the corporation's common stock in consideration for his commitment to stay and forbearance under his employment agreement by accepting said stock in lieu of the cash compensation due and payable under his employment agreement for the period October 16, 2001 to December 31, 2001; and (iv) a consultant to the corporation, 125,000 shares of the corporation's common stock for services.

Item 13. Exhibits, Financial Statements and Schedules and Reports on Form 8-K

         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-9.

         (b) Reports on Form 8-K.

                  (i) A Current Report on Form 8-K dated October 16, 2001, was filed on October 30, 2001 with the Securities and Exchange Commission, to report a transaction under Item 2, Acquisition or Disposition of Assets, to report the acquisition of Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process.

                  (ii) A Current Report on Form 8-K dated December 31, 2001, was filed on January 14, 2002 with the Securities and Exchange Commission, to report a transaction under Item 2, Acquisition or Disposition of Assets, to report the acquisition of a web-enabled Property & Casualty claims management system handling the claims process from the first notice of loss through payment request in partial consideration for the payment of certain royalty obligations to CCC Information Services. This acquisition furthers the Company's business plan to acquire and/or develop products and services focusing on the Company's core competencies in the insurance and financial services industries.

         (c) Exhibits

Exhibit No.
-----------

*3.1               Articles of Incorporation
*3.2               Certificate of Amendment to Certificate of Incorporation
*3.3              By-laws
**10.1             2000 Stock Incentive Plan
**10.2             Form of Stock Option Agreement **10.3 Employment Agreement
                   dated as of July 1, 2000, between the Registrant and Eli
                   Dabich, Jr.
**10.4             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Jeanette T. Smith
**10.5             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Eli Dabich, Jr.
**10.6             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Jeanette T. Smith
**10.7             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Charles R. Cronin, Jr. 27
                   Financial Data Schedule
***10.8            Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation
****10.9           First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Eli Dabich, Jr.
****10.10          First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Jeanette T. Smith
*****10.11         Agreement and Plan of Reorganization by and among the
                   Registrant, Infinity Technology Solutions, Inc. and
                   Convert-Tech, Inc. dated October 16, 2001
*****10.12         Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr.
******10.13        Development, License and Proprietary Rights Agreement dated
                   December 31, 2001, between the Registrant and CCC Information
                   Services, Inc.
21.1               Subsidiaries of the Registrant
-------------------------

* Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

** Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.

*** Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2001.

**** Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.

***** Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

****** Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements

         Contents                                                      Page No.
         --------                                                      --------

Report of Independent Auditors                                          F-1

Consolidated Balance Sheet                                              F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Stockholders' Equity                         F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Notes to Financial Statements                              F-6

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

  Board of Directors
  Synergy 2000, Inc.

  We have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and Subsidiaries as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy 2000, Inc., at December 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

  MILNER AND BROCK, CPA's
  Greenville, South Carolina
  March 27, 2002

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements
                           Consolidated Balance Sheet
                                                                    December 31,
                                                                        2001
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $    67,168
         Accounts Receivable                                            122,732
         Note Receivable                                                200,000
                                                                    ------------
              Total Current Assets                                      389,900

     Equipment, Net                                                      13,207

     Other Assets
         Intangible Assets, Net                                       3,861,000
                                                                    ------------
              Total Other Assets                                      3,861,000
                                                                    ------------

              Total Assets                                          $ 4,264,107
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   156,604
         Accrued Expenses                                               270,360
                                                                    ------------
              Total Current Liabilities                                 426,964

     Other Liability                                                  2,700,000

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,937,333 Shares                     15,937
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained (Deficit)                                            (368,223)
                                                                    ------------

              Total Stockholders' Equity                              1,137,143
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $ 4,264,107
                                                                    ============

See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements
                      Consolidated Statements of Operations

                                                     Year              Year
                                                     Ended             Ended
                                                  December 31,      December 31,
                                                      2001              2000
                                                  ------------      ------------

Fees Billed                                       $   992,345       $ 2,346,696

Operating Expenses:
       Salaries                                       373,252           301,485
       Contract Services                              632,147         1,489,181
       Taxes and Licenses                              21,966            17,040
       Travel and Business                             49,119            50,618
       Meals and Entertainment                             25               262
       Advertising                                      4,324             5,677
       Professional Fees                              230,245           128,436
       Rent                                            16,307             3,775
       Telephone                                       15,248            13,267
       Supplies                                         6,220            10,493
       Insurance                                       72,913            53,185
       Postage and Shipping                             1,625             3,043
       Dues and Subscription                              270             1,338
       Investor Relations                               1,075             3,143
       Disposal of Subsidiary                             ---            78,977
       Amortization                                         7            72,102
       Depreciation                                     4,772             4,592
       Bad Debts                                          ---            11,815
       Miscellaneous                                   58,383             1,873
                                                  ------------      ------------
                                                    1,487,898         2,250,302
                                                  -----------       -----------

Net Income (Loss) From Operations                    (495,553)           96,394

Interest Income                                        11,797            26,814
                                                  -----------       -----------

Net Income (Loss) Before Income Taxes                (483,756)          123,208

Income Tax Benefit (Expense)                           50,459           (45,275)
                                                  -----------       -----------

Net Income (Loss) Before Minority Interest           (433,297)           77,933

Minority Interest in Net Loss                             ---            35,823
                                                  -----------       -----------

Net Income (Loss)                                 $  (433,297)      $   113,756
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.


                                      SYNERGY 2000, INC. AND SUBSIDIARIES
                                       Consolidated Financial Statements
                                Consolidated Statement of Stockholders'Equity

                                                                     Capital                              Total
                                                   Common           In Excess          Retained           Stock-
                                   Common           Stock             of Par           Earnings          holders'
                                   Stock          Subscribed          Value            (Deficit)          Equity
                                ------------     ------------      ------------      ------------      ------------
Balance -
  December 31, 1999             $    10,651      $   112,500       $   969,549       $   (48,682)      $ 1,044,018

     Shares Redeemed                    ---              ---          (490,000)              ---          (490,000)
     Subscriptions Expired              ---         (112,500)              ---               ---          (112,500)
     Net Income                         ---              ---               ---           113,756           113,756
                                ------------     ------------      ------------      ------------      ------------

Balance -
  December 31, 2000                  10,651              ---           479,549            65,074           555,274

     Shares Issued                    5,286              ---         1,009,880               ---         1,015,166
     Net Loss                           ---              ---               ---          (433,297)         (433,297)
                                ------------     ------------      ------------      ------------      ------------

Balance -
  December 31, 2001             $    15,937      $       ---       $ 1,489,429       $  (368,223)      $ 1,137,143
                                ============     ============      ============      ============      ============

See accompanying notes to consolidated financial statements.


                                 SYNERGY 2000, INC. AND SUBSIDIARIES
                                  Consolidated Financial Statements
                                Consolidated Statements of Cash Flows

                                                                       Year              Year
                                                                       Ended             Ended
                                                                    December 31,      December 31,
                                                                       2001              2000
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                           $  (433,297)      $    77,933
       Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided by (Used) in Operating Activities:
            Depreciation                                                 4,772             4,592
            Amortization                                                     7            72,102
            Dec. (Inc.) in Accounts Receivables                        247,385           (97,522)
            Dec. (Inc.) in Note Receivable                            (200,000)              ---
            Dec. (Inc.) in Other Current Assets                         21,559            (8,613)
            Inc. (Dec.) in Accounts Payable                              2,687           (39,762)
            Inc. (Dec.) in Accrued Expenses                             82,860            78,977
            Inc. (Dec.) in Accrued Income Taxes                        (40,523)           38,997
            Inc. (Dec.) in Deferred Income Taxes                        (9,936)            4,189
                                                                   ------------      ------------

                   Net Cash Provided by (Used) in
                       Operating Activities                           (324,486)          130,893
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Equipment                                         (1,067)          (11,315)
       Acquisition of Intangible Assets                             (2,935,000)              ---
                                                                   ------------      ------------

                   Net Cash Used in Investing Activities            (2,936,067)          (11,315)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of Stock                                                89,167               ---
       Other Liability                                               2,700,000               ---
                                                                   ------------      ------------

                   Net Cash Provided by Financing Activities         2,789,167               ---
                                                                   ------------      ------------

NET INCREASE (DECREASE) IN CASH                                       (471,386)          119,578

CASH - BEGINNING                                                       538,554           418,976
                                                                   ------------      ------------

CASH - ENDING                                                      $    67,168       $   538,554
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
This summary of significant accounting policies of Synergy 2000, Inc. (the Company) and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, and industry practices, and have been consistently applied in the preparation of the financial statements.

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

Infinity Technology Solutions, Inc. (ITS): During 2001, the Company formed ITS for the purpose of acquiring Convert-Tech, Inc. The acquisition was consummated on October 16, 2001 pursuant to an Agreement and Plan of Merger. ITS will now be able to provide internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. ITS's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. 5,000,000 shares of the Company's $.001 par value common stock was issued for all the outstanding common shares of Convert-Tech, Inc.

Statewide General Synergy S2K, Inc. (Statewide): On October 22, 2001, the Company formed Statewide, as a wholly-owned subsidiary, for the purpose of marketing and servicing a discount comprehensive medical card. Statewide had no operations during 2001.

Argos 2000, Inc. (Argos): On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos in exchange for 200,000 shares of its $.001 par value common stock. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos, plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable, license, throughout the world, to market certain proprietary software products.

The operations of Argos did not commence in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos to redeem 200,000 shares of its $.001 par value common stock. The Company remains contingently liable for a contract dispute involving Argos. Accordingly, it has provided an accrual of $187,500 at December 31, 2001 which, in the opinion of management, is sufficient to cover any liability on the Company's part. Operating activity, for the nine months ended September 30, 2000, of Argos is included in the accompanying consolidated statements of operations and is not considered significant.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2001

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the year ended December 31, 2001, the Company derived more than 81% of its revenues from four clients. No other clients accounted for more than 10%.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totalled $4,772 for the year ended December 31, 2001 and $4,592 for the year ended December 31, 2000.

INTANGIBLE ASSETS - On October 16, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000 and no amortization or impairment loss was recognized in 2001.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized in 2001.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. No amortization or impairment loss was recognized in 2001.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense charged to operations amounted to $7 for the year ended December 31, 2001 and $43 for the year ended December 31, 2000. Accumulated amortization was $215 at December 31, 2001 and $208 at December 31, 2000.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2001

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

NOTE 2 - ACQUISITION
--------------------
On October 16, 2001, Infinity Technology Solutions, Inc. (ITS) acquired all the outstanding common stock of Convert-Tech, Inc. (CTI) by the issuance of 5,000,000 shares of the Company's $.001 par value common stock. The results of CTI's operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $800,000 based on the quoted market price of the Company's common stock on the date of purchase.

The total purchase price was allocated to acquired intangible assets which consists of proprietary software owned by CTI. No amortization or impairment loss was provided in 2001 since it would not be significant and management is in the process of evaluating its useful life.

The pro forma results of operations which follow assume that the acquisition had occurred at the beginning of each period presented.

                                      Year Ended                  Year Ended
                                   December 31, 2001           December 31, 2000
                                   -----------------           -----------------
Fees Billed                             $ 1,311,231                 $ 2,346,696
Net Income (Loss)                          (433,297)                    204,335

NOTE 3 - NOTE RECEIVABLE
------------------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying consolidated statements of operations, and $200,000 will be refunded plus interest at 9.00% per annum, on/or before January 29, 2002. The $200,000 is recorded as a note receivable in the accompanying consolidated balance sheet.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2001

NOTE 4 - EQUIPMENT Equipment consists of the following:
-------------------------------------------------------

                  Computer Equipment                $  24,893
                  Accumulated Depreciation            (11,686)
                                                    ----------
                                                    $  13,207
                                                    ==========

NOTE 5 -  OTHER LIABILITY
-------------------------
The terms of the Company's agreement to purchase an insurance claims processing system require future payments calculated as a percentage of product sales, not to exceed $2,700,000.

NOTE 6 -  LINE OF CREDIT
------------------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2001, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at December 31, 2001).

NOTE 7 - INCOME TAXES
---------------------
The income tax provision consists of the following:

                                              2001                 2000
                                        ----------------     ---------------
                  Current               $       (40,523)     $       41,086

                  Deferred                       (9,936)              4,189
                                        ----------------     ---------------
                                        $       (50,459)     $       45,275
                                        ================     ===============

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                          2001           2000
                                                       ----------     ----------
Income Tax Expense Computed at the
   Statutory Federal Income Tax Rate                   $(164,477)     $  41,891
Increase (Decrease) in Income Taxes
   Resulting From:
        Subsidiary Losses Not Recognized                     ---         12,180
        Net Operating Losses Not Recognized              114,018            ---
        Surtax Exemption                                     ---        (10,743)
        State Income Tax - Net of Federal Tax Benefit        ---          8,768
        Rate Differentials Applied to Reversing
           Timing Differences                                ---         (6,865)
        Other                                                ---             44
                                                       ----------     ----------
                                                       $ (50,459)     $  45,275
                                                       ==========     ==========

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2001

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                             2001        2000
                                                         ----------   ----------
       Method of Revenue and Expense Recognition         $     ---    $   6,252
       Additional Depreciation for Income Tax Purposes         ---        3,684
                                                         ----------   ----------
                                                         $     ---    $   9,936
                                                         ==========   ==========

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------
COMMON STOCK - For the year ended December 31, 2001, the Company issued 445,833 shares of its $.001 par value common stock in exchange for services valued at $89,167.

Additionally, the Company issued 840,000 shares of its $.001 par value common stock in exchange for an intangible asset valued at $126,000.

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

                                                Outstanding Options
                                                -------------------
                                 Reserved                   Price Per
                                  Shares        Number        Share
                               ----------     ---------    ----------
       Balance 12/31/00        1,500,000       400,000     $ .50-.90
           Reserved                  ---           ---           ---
           Granted                   ---       270,000        .63-.90
           Exercised                 ---           ---           ---
           Expired                   ---       132,500           ---
                               ----------     ---------
       Balance 12/31/01        1,500,000       537,500        .50-.90
                               ==========     =========

At December 31, 2001, nonqualified options to purchase 537,500 shares of common stock were granted and outstanding; options to purchase 462,000 shares were exercisable as of December 31, 2001; and options to purchase 962,500 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2002.

                                     SYNERGY 2000, INC.,

                                     By: /s/ Eli Dabich, Jr.
                                         ---------------------------------------
                                         Eli Dabich, Jr., Chairman, Chief
                                         Executive Officer and President
                                         (Principal Executive Officer)

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

   SIGNATURE                                 TITLE                                  DATE
   ---------                                 -----                                  ----


 /s/ Eli Dabich, Jr.                 Chairman, Chief Executive Officer,        March 31, 2002
-----------------------------        President and Director
Eli Dabich, Jr.                      (Principal Executive Officer)

 /s/ Jeanette T. Smith               Executive Vice President, Treasurer,       March 31, 2002
-----------------------------        Secretary and Director
Jeanette T. Smith                    (Principal Financial and
                                     Accounting Officer)

 /s/ Charles R. Cronin, Jr.          Executive Vice President and Director      March 31, 2002
-----------------------------
Charles R. Cronin, Jr.


                               SYNERGY 2000, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS

Exhibits                                                                    Page
                                                                            ----

*3.1               Articles of Incorporation
*3.2               Certificate of Amendment to Certificate of Incorporation
*3.3               By-laws
**10.1             2000 Stock Incentive Plan
**10.2             Form of Stock Option Agreement
**10.3             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Eli Dabich, Jr.
**10.4             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Jeanette T. Smith
**10.5             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Eli Dabich, Jr.
**10.6             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Jeanette T. Smith
**10.7             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Charles R. Cronin, Jr.
***10.8            Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation
****10.9           First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Eli Dabich, Jr.
****10.10          First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Jeanette T. Smith
*****10.11         Agreement and Plan of Reorganization by and among the
                   Registrant, Infinity Technology Solutions, Inc. and
                   Convert-Tech, Inc. dated October 16, 2001
*****10.12         Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr.
******10.13        Development, License and Proprietary Rights Agreement dated
                   December 31, 2001, between the Registrant and CCC Information
                   Services, Inc.
21.1               Subsidiaries of the Registrant

-------------------------

* Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

** Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.

*** Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2001.

**** Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.

***** Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

****** Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2002