Form 10QSB
period 2002-03-31
SYNERGY 2000 INC
filed 2002-05-15
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

         The number of shares outstanding of the issuer's common stock as of May 1, 2002, was 16,937,333.

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

         Balance sheet -  March 31, 2002 (unaudited); ........................3

         Statements of operations (unaudited) -
           Three months ended March 31, 2002 and 2001; .......................4

         Statements of Stockholders' Equity (Unaudited) ......................5

         Statements of cash flows (unaudited) -
           Three months ended March 31, 2002 and 2001; .......................6

         Notes to financial statements .......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations .........11

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................13

Item 2.  Changes in Securities ..............................................13

Item 3.  Defaults Upon Senior Securities ....................................13

Item 4.  Submission of Matters to Vote of Security Holders ..................13

Item 5.  Other Information ..................................................13

Item 6.  Exhibits and Reports on Form 8-K ...................................14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                      March 31,
                                                                        2002
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $   106,213
         Accounts Receivable                                            194,163
                                                                    ------------
              Total Current Assets                                      300,376

     Equipment, Net                                                      12,063

     Other Assets:
         Intangible Assets, Net                                       3,861,000
                                                                    ------------
              Total Other Assets                                      3,861,000
                                                                    ------------

              Total Assets                                          $ 4,173,439
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   145,098
         Accrued Expenses                                               270,360
                                                                    ------------
              Total Current Liabilities                                 415,458

     Other Liability                                                  2,700,000

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 15,937,333 Shares                     15,937
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                   (447,385)
                                                                    ------------

              Total Stockholders' Equity                              1,057,981
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $ 4,173,439
                                                                    ============

See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. and SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                   Three Months     Three Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       2002             2001
                                                   ------------     ------------

Fees Billed                                        $    87,378      $   611,745

Operating Expenses:
      Salaries                                          93,252           94,933
      Contract Services                                 24,734          392,967
      Taxes and Licenses                                10,140            9,518
      Travel and Business                                5,039           10,828
      Meals and Entertainment                               13               --
      Advertising                                          802            3,498
      Professional Fees                                 28,513           21,647
      Rent                                               5,382            1,047
      Utilities                                            559               --
      Telephone                                          3,334            3,026
      Supplies                                             845            2,639
      Insurance                                          8,017           11,169
      Postage and Shipping                                 918              488
      Dues and Subscriptions                               373               --
      Investor Relations                                   120            2,224
      Joint Venture Loss                                    --           50,000
      Amortization                                          --                7
      Depreciation                                       1,144            1,191
      Miscellaneous                                      1,756              523
                                                   ------------     ------------
                                                       184,941          605,705
                                                   ------------     ------------

Net Income (Loss) From Operations                      (97,563)           6,040

Interest Income                                         18,401            6,563
                                                   ------------     ------------

Net Income (Loss) Before Income Taxes                  (79,162)          12,603

Income Tax Benefit (Expense)                                --           (3,102)
                                                   ------------     ------------

Net Income (Loss)                                  $   (79,162)     $     9,501
                                                   ============     ============

See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)

                                          Capital                      Total
                                         In Excess     Retained        Stock-
                            Common         of Par      Earnings       holders'
                            Stock          Value       (Deficit)       Equity
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2001      $    15,937   $ 1,489,429   $  (368,223)   $ 1,137,143

     Net Income (Loss)            --            --       (79,162)       (79,162)
                         ------------  ------------  ------------   ------------

Balance -
  March 31, 2002         $    15,937   $ 1,489,429   $  (447,385)   $ 1,057,981
                         ============  ============  ============   ============

See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                              Three Months   Three Months
                                                                 Ended          Ended
                                                                March 31,      March 31,
                                                                  2002           2001
                                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                      $   (79,162)   $     9,501
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                            1,144          1,191
            Amortization                                               --              7
            Dec. (Inc.) in Accounts Receivable                    (71,431)         4,965
            Dec. (Inc.) in Note Receivable                        200,000       (200,000)
            Dec. (Inc.) in Other Current Assets                        --            298
            Inc. (Dec.) in Accounts Payable                       (11,506)       (32,830)
            Inc. (Dec.) in Deferred Income Taxes                       --          3,102
                                                              ------------   ------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                  39,045       (213,766)
                                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    39,045       (213,766)

CASH - BEGINNING                                                   67,168        538,554
                                                              ------------   ------------

CASH - ENDING                                                 $   106,213    $   324,788
                                                              ============   ============

See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

ORGANIZATION AND BUSINESS - The Company, and its subsidiaries, is an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offers a suite of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof.

Infinity Technology Solutions, Inc. (ITS): On September 14, 2001, the Company formed ITS for the purpose of acquiring Convert-Tech, Inc. The acquisition was consummated on October 16, 2001 pursuant to an Agreement and Plan of Merger. ITS provides internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. ITS's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. 5,000,000 shares of the Company's $.001 par value common stock was issued for all of the outstanding common shares of Convert-Tech, Inc.

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

The operations of Argos did not commerce in earnest during this period of time. Therefore, in 2000 the Company proposed to exchange its interest in Argos in consideration for the redemption of 200,000 shares of its $.001 par value common stock. The Company's stock was not in fact redeemed. The Company is in discussions to resolve this matter. The Company remains contingently liable for a contract dispute involving Argos. Accordingly, it has provided an accrual of $187,500 at March 31, 2002 which, in the opinion of management, is sufficient to cover any liability on the Company's part.

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the three months ended March 31, 2002, the Company derived more than 73% of its revenues from one client. No other client accounted for more than 10%.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)
                                 March 31, 2002

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,144 for the three months ended March 31, 2002 and $1,191 for the three months ended March 31, 2001.

INTANGIBLE ASSETS - On October 1, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000 and no amortization or impairment loss was recognized for the three months ended March 31, 2002

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the three months ended March 31, 2002.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. No amortization or impairment loss was recognized for the three months ended March 31, 2002.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense, charged to operations, totaled $0 for the three months ended March 31, 2002 and $7 for the three months ended March 31, 2001. Accumulated amortization was $215 at March 31, 2002.

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

NOTE 2 - NOTE RECEIVABLE
         ---------------

On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiated agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying consolidated statement of operations for the three months ended March 31, 2001, and $200,000 was repaid to the Company, plus interest at 9.00% per annum, on February 7, 2002.

NOTE 3 - EQUIPMENT
         ---------

Equipment consists of the following:

                  Computer Equipment                          $     24,893
                  Accumulated Depreciation                         (12,830)
                                                              -------------
                                                              $     12,063
                                                              =============

NOTE 4 - OTHER LIABILITY
         ---------------

The terms of the Company's agreement to purchase an insurance claims processing system require future payments calculated as a percentage of product sales, not to exceed $2,700,000.

NOTE 5 - LINE OF CREDIT
         --------------

In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at March 31, 2002).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)
                                 March 31, 2002

NOTE 6 - INCOME TAXES
         ------------

The income tax provision consists of the following:

                                                            2002         2001
                                                          ---------    ---------
                  Current                                 $     --     $     --
                  Deferred                                      --        3,102
                                                          ---------    ---------
                                                          $     --     $  3,102
                                                          =========    =========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                            2002         2001
                                                          ---------    ---------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate              $(26,915)    $  4,284
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized            26,915           --
             Surtax Exemption                                   --       (1,846)
             State Income Tax-Net of Federal
                Tax Benefit                                     --          664
             Other                                              --           --
                                                          ---------    ---------
                                                          $     --     $  3,102
                                                          =========    =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                            2002         2001
                                                          ---------    ---------
         Method of Revenue and Expense
            Recognition                                   $     --     $  9,517
         Additional Depreciation for Income
            Tax Purposes                                        --        3,521
                                                          ---------    ---------
                                                          $     --     $ 13,038
                                                          =========    =========

NOTE 7 - STOCKHOLDERS' EQUITY
         --------------------

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  (Continued)
                                 March 31, 2002

                                                    Outstanding Options
                                                 ---------------------------
                                   Reserved                       Price Per
                                    Shares          Number          Share
                                 ------------    ------------     ----------
     Balance 12/31/01              1,500,000         895,000      $ .165-.90
          Reserved                        --              --          --
          Granted                         --              --          --
          Exercised                       --              --          --
          Expired                         --         132,500          --
                                 ------------    ------------
     Balance 3/31/02               1,500,000         762,500        .165-.90
                                 ============    ============

At March 31, 2002, nonqualified options to purchase 895,000 shares of common stock were granted and outstanding; options to purchase 762,500 shares were exercisable as of March 31, 2002; and options to purchase 737,500 shares were available for future grants under the Plan.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to develop additional technology products and services focused on the risk management and cost containment markets within the insurance industry, and to continue to exploit our consulting and management services engagements.

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

Statement of Operations March 31, 2002 to March 31, 2001

The Company's revenues or fees billed were $87,378 for the quarter ended March 31, 2002 compared to $611,745 for the comparable period in 2001. The decrease was due primarily to a reduced number of consulting arrangements entered into by the Company due to a continuing slowdown caused by macro-economic factors during the first quarter of 2002, and the first quarter of 2001 was the last full quarter in which the Company billed for its CCC development project. The quarter ended March 31, 2002 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during the first quarter of 2002 principally on the continuing development of its recently acquired products (e.g., a claims administration system for the property and casualty industry), its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

The Company's operating expenses during the quarter ended March 31, 2002 were $184,941 compared to $605,705 during the comparable period in 2001. Lower expenses in 2002 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $79,162 for the quarter ended March 31, 2002 as compared to net income of $9,501 for the quarter ended March 31, 2001.

During the quarter ended March 31, 2002, the Company derived more than 73% of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the quarter ended March 31, 2002.

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

The Company's revenues during 2002 and beyond are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products, such as claims administration systems, for the insurance industry, intend to increase our management advisory services, and are continuing our development of an integrated ASP model consisting of products and services for the property and casualty and life insurance industries.

Liquidity

The Company's working capital was $(115,082) as of March 31, 2002 compared to $552,574 at March 31, 2001 due in substantial part to an increase in accrued expenses. At March 31, 2002, the Company had a decrease in cash and cash equivalents to $106,213 from $324,788 for the quarter ended March 31, 2001.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC repaid the $30,000 nonrefundable payment in 2001. Under the terms of the EPI agreement, the $200,000 obligation was repaid by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum. Net cash provided by operating activities for the quarter ended March 31, 2002 was $39,045 compared to net cash used by operating activities for the quarter ended March 31, 2001 primarily attributable to the payment of this note receivable and the related interest income, which was partially offset the Company's net loss and increase in accounts receivable.

In 2000 the Company proposed to exchange its interest in Argos in consideration for the redemption of 200,000 shares of its $.001 par value common stock. The Company's stock was not in fact redeemed. The Company is in discussions to resolve this matter. The Company remains contingently liable for a contract dispute involving Argos. Accordingly, it has provided an accrual of $187,500 at March 31, 2002 which, in the opinion of management, is sufficient to cover any liability on the Company's part.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at March 31, 2002). The Company has no commitments for capital expenditures.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      No exhibits are included herein.

         (b) Reports on Form 8-K relating to the quarter ended March 31, 2002.

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

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

Date: May 14, 2002.