Form 10QSB
period 2002-06-30
SYNERGY 2000 INC
filed 2002-08-14
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

         The number of shares outstanding of the issuer's common stock as of August 10, 2002, was 16,107,333.

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

         Balance sheet -  June 30, 2002 (unaudited); .........................3

         Statements of operations (unaudited) -
           Six months ended June 30, 2002 and 2001; ..........................4

         Statements of Stockholders' Equity (Unaudited) ......................5

         Statements of cash flows (unaudited) -
           Six months ended June 30, 2002 and 2001; ..........................6

         Notes to financial statements .......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations .........12

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................15

Item 2.  Changes in Securities ..............................................15

Item 3.  Defaults Upon Senior Securities ....................................15

Item 4.  Submission of Matters to Vote of Security Holders ..................15

Item 5.  Other Information ..................................................15

Item 6.  Exhibits and Reports on Form 8-K ...................................16

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

/s/ Milner and Brock, CPA's

MILNER AND BROCK, CPA's
Greenville, South Carolina
August 13, 2002

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                      June 30,
                                                                        2002
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $    70,020
         Accounts Receivable                                            213,395
                                                                    ------------
              Total Current Assets                                      283,415

     Equipment, Net                                                      10,920

     Other Assets:
         Intangible Assets, Net                                       3,861,000
                                                                    ------------
              Total Other Assets                                      3,861,000
                                                                    ------------

              Total Assets                                          $ 4,155,335
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   184,925
         Accrued Expenses                                                82,860
                                                                    ------------
              Total Current Liabilities                                 267,785

     Other Liability                                                  2,700,000

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 15,937,333 Shares                     15,937
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                   (317,816)
                                                                    ------------

              Total Stockholders' Equity                              1,187,550
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $ 4,155,335
                                                                    ============

See accompanying notes to consolidated financial statements.

                           SYNERGY 2000, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations (Unaudited)

                                        Six Months  Six Months  Three Months Three Months
                                          Ended       Ended        Ended       Ended
                                         June 30,    June 30,     June 30,    June 30,
                                           2002        2001         2002        2001
                                        ----------  ----------   ----------  ----------
Operating Revenues:
      Fees Billed                       $ 337,374   $ 792,509    $ 249,996   $ 180,764
      Disposal of Subsidiary              187,500          --      187,500          --
                                        ----------  ----------   ----------  ----------
                                          524,874     792,509      437,496     180,764

Operating Expenses:
      Salaries                            141,600     165,516       48,348      70,583
      Contract Services                   174,468     500,147      149,734     107,180
      Taxes and Licenses                   13,393      15,156        3,253       5,638
      Travel and Business                  24,794      16,492       19,755       5,664
      Meals and Entertainment                  13          25           --          25
      Advertising                           1,587       3,764          785         266
      Professional Fees                    71,438      77,562       42,925      55,915
      Rent                                 14,569       2,094        9,187       1,047
      Utilities                             1,114          --          555          --
      Telephone                             7,396       7,241        4,062       4,215
      Supplies                              4,267       4,416        3,422       1,777
      Insurance                            31,874      30,062       23,857      18,893
      Postage and Shipping                  1,089       1,137          171         649
      Dues and Subscriptions                  373         170           --         170
      Investor Relations                      620       2,649          500         425
      Joint Venture Loss                       --      50,000           --          --
      Amortization                             --           7           --       1,227
      Depreciation                          2,287       2,418        1,143          --
      Bad Debts                                --          --           --          --
      Miscellaneous                         2,452       1,064          696         541
                                        ----------  ----------   ----------  ----------
                                          493,334     879,920      308,393     274,215
                                        ----------  ----------   ----------  ----------

Net Income (Loss) From Operations          31,540     (87,411)     129,103     (93,451)

Interest Income                            18,867       9,742          466       3,179
                                        ----------  ----------   ----------  ----------

Net Income (Loss) Before Income Taxes      50,407     (77,669)     129,569     (90,272)

Income Tax Benefit                             --      23,526           --      26,628
                                        ----------  ----------   ----------  ----------

Net Income (Loss)                       $  50,407   $ (54,143)   $ 129,569   $ (63,644)
                                        ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                                          -4-


                            SYNERGY 2000, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity (Unaudited)


                                                 Capital                        Total
                                                In Excess      Retained         Stock-
                                  Common          of Par       Earnings        holders'
                                   Stock          Value        (Deficit)        Equity
                                -----------    -----------    -----------     -----------
Balance -
  December 31, 2001             $   15,937     $1,489,429     $ (368,223)     $1,137,143

     Net Income                         --             --         50,407          50,407
                                -----------    -----------    -----------     -----------

Balance -
June 30, 2002                   $   15,937     $1,489,429     $ (317,816)     $1,187,550
                                ===========    ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                                           -5-


                            SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Unaudited)

                                                                   Six Months   Six Months
                                                                     Ended        Ended
                                                                    June 30,     June 30,
                                                                      2002         2001
                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                           $  50,407    $ (54,143)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                               2,287        2,418
            Amortization                                                  --            7
            Dec. (Inc.) in Accounts Receivable                       (90,663)     (40,427)
            Dec. (Inc.) in Note Receivable                           200,000     (200,000)
            Dec. (Inc.) in Other Current Assets                           --       21,559
            Inc. (Dec.) in Accounts Payable                           28,321      (81,227)
            Inc. (Dec.) in Accrued Expenses                         (187,500)          --
            Inc. (Dec.) in Accrued Income Taxes                           --      (40,523)
            Inc. (Dec.) in Deferred Income Taxes                          --       16,997
                                                                   ----------   ----------

                   Net Cash Provided by (Used) in Operating
                       Activities                                      2,852     (375,339)
                                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Equipment                                           --       (1,067)
                                                                   ----------   ----------

                     Net Cash Used in Investing Activities                --       (1,067)
                                                                   ----------   ----------

NET INCREASE (DECREASE) IN CASH                                        2,852     (376,406)

CASH - BEGINNING                                                      67,168      538,554
                                                                   ----------   ----------

CASH - ENDING                                                      $  70,020    $ 162,148
                                                                   ==========   ==========

See accompanying notes to consolidated financial statements.

                                            -6-

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying Unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

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

The operations of Argos did not commerce in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos to redeem 200,000 shares of its $.001 par value common stock. Effective June 29, 2002, all remaining outstanding contingent liabilities associated with Argos were resolved with no additional liability to the Company. Accordingly, the accrual of $187,500 provided by the Company to cover any future liability was written off to income as of June 30, 2002.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2002

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the six months ended June 30, 2002, the Company derived more than 76% of it's revenues from two clients. No other client accounted for more than 10%.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $2,287 for the six months ended June 30, 2002 and $2,418 for the six months ended June 30, 2001.

INTANGIBLE ASSETS - On October 1, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000 and no amortization or impairment loss was recognized for the six months ended June 30, 2002.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the six months ended June 30, 2002.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. No amortization or impairment loss was recognized for the six months ended June 30, 2002.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense, charged to operations, totaled $0 for the six months ended June 30, 2002 and $7 for the six months ended June 30, 2001. Accumulated amortization was $215 at June 30, 2002.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2002

NOTE 2 - NOTE RECEIVABLE
         ---------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying consolidated statement of operations for the six months ended June 30, 2001, and $200,000 was refunded, plus interest at 9.00% per annum, on February 7, 2002.

NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:

          Computer Equipment                               $      24,893
          Accumulated Depreciation                               (13,973)
                                                           --------------
                                                           $      10,920
                                                           ==============

NOTE 4 - OTHER LIABILITY
         ---------------
The terms of the Company's agreement to purchase an insurance claims processing system require future payments calculated as a percentage of product sales, not to exceed $2,700,000.

NOTE 5 - LINE OF CREDIT
         --------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at June 30, 2002).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2002

NOTE 6 - INCOME TAXES
         ------------
The income tax provision consists of the following:

                                                     2002         2001
          Current                                $    ---      $ (40,523)
          Deferred                                    ---         16,997
                                                 $    ---      $   3,102

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                          2002          2001
                                                       -----------   -----------
    Income Tax Expense Computed at the
      Statutory Federal Income Tax Rate                $   17,138    $  (26,407)
    Increase (Decrease) in Income Taxes
      Resulting From:
        Net Operating Losses Not Recognized               (17,138)          ---
        Surtax Exemption                                      ---         6,967
      State Income Tax-Net of Federal
           Tax Benefit                                        ---        (4,090)
        Other                                                                 4
                                                       -----------   -----------
                                                       $      ---    $   23,526
                                                       ===========   ===========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                          2002           2001
                                                       -----------   -----------
    Method of Revenue and Expense
      Recognition                                      $      ---    $   22,951
    Additional Depreciation for Income
      Tax Purposes                                            ---         3,982
                                                       -----------   -----------
                                                       $      ---    $   26,933
                                                       ===========   ===========

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2002

                                                          Outstanding Options
                                                       -------------------------
                                          Reserved                    Price Per
                                           Shares        Number         Share
                                         -----------   -----------   -----------
     Balance 12/31/01                     1,500,000       895,000    $.165-.90
          Reserved                              ---           ---          ---
          Granted                               ---           ---          ---
          Exercised                             ---           ---          ---
          Expired                               ---       132,500          ---
                                         -----------   -----------   -----------
     Balance 6/30/02                      1,500,000       762,500    $.165-.90
                                         ===========   ===========

At June 30, 2002, nonqualified options to purchase 762,500 shares of common stock were granted; options to purchase 704,000 shares were exercisable as of June 30, 2002; and options to purchase 737,500 shares were available for future grants under the Plan.

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

Statement of Operations for the Three Months Ended June 30, 2002 to June 30,
2002

The Company's revenues or fees billed were $249,996 for the quarter ended June 30, 2002 compared to $180,764 for the comparable period in 2001, an increase of approximately 38%. The increase was due to a number of consulting arrangements entered into by the Company in the second quarter of 2002. In addition, effective June 29, 2002, the Company disposed of its interest in Argos 2000, Inc. and resolved all remaining outstanding contingent liabilities associated therewith. Accordingly, the accrual of $187,500 provided by the Company to cover any future liability was written off to income as of June 30, 2002 resulting in revenues of $437,496 for the three months ended June 30, 2002 as compared to $180,764 for the comparable period in 2001, an increase of approximately 142%. The Company continued to focus its efforts during the second quarter of 2002 principally on the continuing development of its recently acquired products (e.g., a claims administration system for the property and casualty industry), its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

The Company's operating expenses during the quarter ended June 30, 2002 were $308,393 compared to $274,215 during the comparable period in 2001, and substantially lower on a percentage basis relative to the Company's operating revenues. The percentage reduction in operating expenses in 2002 was primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's anticipated revenues. The Company had net income of $129,569 for the quarter ended June 30, 2002 as compared to a net loss of $63,644 for the quarter ended June 30, 2002 in substantial part due to the write off of the Company's accrual related to Argos 2000, Inc.

During the quarter ended June 30, 2002, the Company derived more than 76% of its revenues from two clients. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the quarter ended June 30, 2002.

Statement of Operations for the Six Months Ended June 30, 2002 to June 30, 2002

The Company's revenues or fees billed were $524,874 for the six months ended June 30, 2002 compared to $792,509 for the comparable period in 2001. The decrease was due primarily to a continuing slowdown caused by macro-economic factors during the first half of 2002 (and especially during the first quarter of 2002), and the first quarter of 2001 was the last full quarter in which the Company billed for its CCC development project. The six months ended June 30, 2002 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during the six months ended June 30, 2002 principally on the continuing development of its recently acquired products (e.g., a claims administration system for the property and casualty industry), its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

The Company's operating expenses during the six months ended June 30, 2002 were $493,334 compared to $879,920 during the comparable period in 2001. Lower expenses in 2002 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company had net income of $50,407 for the six months ended June 30, 2002 as compared to a net loss of $54,143 for the six months ended June 30, 2001.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2002. The Company relies on project managers and programmers to perform its contracts and from time to time there have been shortages of project managers and programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining project managers and programmers. Any change could result in increased fees paid to consultants.

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

Liquidity

The Company's working capital was $15,630 as of June 30, 2002 compared to (115,082) as of March 31, 2002 due in substantial part to the write off of the Company's expense accrual related to Argos 2000, Inc. and an increase of accounts receivable, which was partially offset by a decrease in cash and cash equivalents and an increase in accounts payable. The Company's working capital was $597,263 as of June 30, 2001. At June 30, 2002, the Company had a decrease in cash and cash equivalents to $70,020 from $106,213 for the quarter ended March 31, 2002, and compared to $490,803 for the period ended June 30, 2001.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC repaid the $30,000 nonrefundable payment in 2001. Under the terms of the EPI agreement, the $200,000 obligation was repaid by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum. Net cash provided by operating activities for the six months ended June 30, 2002 was $2,852 compared to net cash used by operating activities of $375,339 for the six months ended June 30, 2001 primarily attributable to the payment of this note receivable and the related interest income, and the write off the Company's accrual related to the Argos 2000, Inc. subsidiary, which was partially offset by the Company's increases in accounts receivable and accounts payable.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at June 30, 2002). The Company has no commitments for capital expenditures.

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

ITEM 5.  OTHER INFORMATION

         On August 13, 2002, the Company received a written resignation from Charles R. Cronin, Jr., a Director of the Company, claiming effectiveness as of August 9, 2002. In June 2002, Mr. Cronin had requested that the Company utilize its line of credit to pay salaries of the Company's executive officers who constituted substantially all of the Company's employees, including Mr. Cronin, but Company management determined that it was not in the Company's interests to incur such indebtedness at such juncture. In a separate letter delivered contemporaneously with Mr. Cronin's resignation as a Director, Mr. Cronin claims that salary nonpayment constitutes constructive termination of his employment relationship with the Company and claims certain amounts are due and payable. No complaint has been filed against the Company. Based upon the facts and circumstances ascertained thus far, the Company believes that it has meritorious defenses to the claims asserted against it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      No exhibits are included herein.

         (b) Reports on Form 8-K relating to the quarter ended June 30, 2002.

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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

Date: August 14, 2002.