Form 10QSB
period 2002-09-30
SYNERGY 2000 INC
filed 2002-11-13
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         The number of shares outstanding of the issuer's common stock as of November 10, 2002, was 16,107,333.

                               SYNERGY 2000, INC.


                                      INDEX


                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements ................................................2

         Report of Independent Accountant; ...................................2

         Consolidated Balance Sheet -  September 30, 2002 (unaudited); .......3

         Consolidated Statements of Operations (unaudited) -
           Nine months ended September 30, 2002 and 2001; ....................4

         Consolidated Statements of Stockholders' Equity (Unaudited) .........5

         Consolidated Statements of cash flows (unaudited) -
           Nine months ended September 30, 2002 and 2001; ....................6

         Notes to financial statements .......................................7

Item 2.  Management's Discussion and Analysis or Plan of Operations .........11


PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................14

Item 2.  Changes in Securities ..............................................14

Item 3.  Defaults Upon Senior Securities ....................................14

Item 4.  Submission of Matters to Vote of Security Holders ..................14

Item 5.  Other Information ..................................................14

Item 6.  Exhibits and Reports on Form 8-K ...................................15

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS



                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

  Board of Directors
  Synergy 2000, Inc.

  We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of September 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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


  /s/ Milner and Brock

  MILNER AND BROCK, CPA's
  Greenville, South Carolina
  November 11, 2002

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                   September 30,
                                                                       2002
                                                                    ------------
ASSETS

     Current Assets:
         Cash                                                       $    41,893
         Accounts Receivable                                            167,934
                                                                    ------------
              Total Current Assets                                      209,827

     Equipment, Net                                                       9,776

     Other Assets:
         Intangible Assets, Net                                       3,861,000
                                                                    ------------
              Total Other Assets                                      3,861,000
                                                                    ------------

              Total Assets                                          $ 4,080,603
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts Payable                                           $   237,729
         Accrued Expenses                                               210,027
                                                                    ------------
              Total Current Liabilities                                 447,756

     Other Liability                                                  2,700,000

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 15,937,333 Shares                     15,937
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                   (572,519)
                                                                    ------------

              Total Stockholders' Equity                                932,847
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $ 4,080,603
                                                                    ============





See accompanying notes to consolidated financial statements.


                                SYNERGY 2000, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations (Unaudited)

                                         Nine Months    Nine Months   Three Months   Three Months
                                            Ended         Ended          Ended          Ended
                                        September 30,  September 30,  September 30,  September 30,
                                            2002           2001          2002            2001
                                        ------------   ------------   ------------   ------------
Operating Revenues:
        Fees Billed                     $   477,119    $   918,939    $   140,634    $   126,430
        Disposal of Subsidiary              187,500             --             --             --
                                        ------------   ------------   ------------   ------------
                                            664,619        918,939        140,634        126,430

Operating Expenses:
        Salaries                            270,952        238,885        129,351         73,369
        Contract Services                   304,911        560,527        131,171         60,380
        Taxes and Licenses                   13,623         19,818            230          4,662
        Travel and Business                  35,951         19,755         11,157          3,263
        Meals and Entertainment                  13             25             --             --
        Advertising                           1,587          4,350             --            586
        Professional Fees                   158,421         92,664         86,983         15,102
        Rent                                 15,739          3,590          1,170          1,496
        Utilities                             1,091             --             51             --
        Telephone                             9,958          9,635          2,562          2,394
        Supplies                              4,331          5,529            186          1,113
        Insurance                            61,053         65,987         29,180         35,925
        Postage and Shipping                  1,127          1,488             38            351
        Dues and Subscriptions                  373            170             --             --
        Investor Relations                    1,695          5,858          1,075          3,209
        Joint Venture Loss                       --         50,000             --             --
        Amortization                             --              7             --             --
        Depreciation                          3,431          3,645          1,144          1,227
        Bad Debts                                --             --             --             --
        Miscellaneous                         3,563          1,485          1,076            421
                                        ------------   ------------   ------------   ------------
                                            887,819      1,083,418        395,374        203,498
                                        ------------   ------------   ------------   ------------

Net Income (Loss) From Operations          (223,200)      (164,479)      (254,740)       (77,068)

Interest Income                              18,904         11,158             37          1,416
                                        ------------   ------------   ------------   ------------

Net Income (Loss) Before Income Taxes      (204,296)      (153,321)      (254,703)       (75,652)

Income Tax Benefit                               --         45,478             --         21,952
                                        ------------   ------------   ------------   ------------

Net Income (Loss)                       $  (204,296)   $  (107,843)   $  (254,703)   $   (53,700)
                                        ============   ============   ============   ============




See accompanying notes to consolidated financial statements.


                                SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Statement of Stockholders' Equity (Unaudited)



                                                      Capital                            Total
                                                     In Excess        Retained           Stock-
                                     Common            of Par         Earnings          holders'
                                     Stock             Value          (Deficit)          Equity
                                  ------------     ------------     ------------      ------------
Balance -
  December 31, 2001               $    15,937      $ 1,489,429      $  (368,223)      $ 1,137,143

     Net (Loss)                            --               --         (204,296)         (204,296)
                                  ------------     ------------     ------------      ------------

Balance -
September 30, 2002                $    15,937      $ 1,489,429      $  (572,519)      $   932,847
                                  ============     ============     ============      ============









See accompanying notes to consolidated financial statements.


                              SYNERGY 2000, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Unaudited)



                                                               Nine Months      Nine Months
                                                                 Ended            Ended
                                                              September 30,    September 30,
                                                                  2002              2001
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                      $    (204,296)   $    (107,843)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                              3,431            3,645
            Amortization                                                 --                7
            Dec. (Inc.) in Accounts Receivable                      (45,202)          (1,576)
            Dec. (Inc.) in Note Receivable                          200,000         (200,000)
            Dec. (Inc.) in Other Current Assets                          --           21,559
            Inc. (Dec.) in Accounts Payable                          81,125          (91,073)
            Inc. (Dec.) in Accrued Expenses                         (60,333)              --
            Inc. (Dec.) in Accrued Income Taxes                          --          (40,523)
            Inc. (Dec.) in Deferred Income Taxes                         --           (4,956)
                                                              --------------   --------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                   (25,275)        (420,760)
                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of Equipment                                          --           (1,067)
                                                              --------------   --------------

                     Net Cash Used in Investing Activities               --           (1,067)
                                                              --------------   --------------

NET INCREASE (DECREASE) IN CASH                                     (25,275)        (421,827)

CASH - BEGINNING                                                     67,168          538,554
                                                              --------------   --------------

CASH - ENDING                                                 $      41,893    $     116,727
                                                              ==============   ==============





See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

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

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the nine months ended September 30, 2002, the Company derived more than 77% of its revenues from one client. No other client accounted for more than 10%.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $3,431 for the nine months ended September 30, 2002 and $3,645 for the nine months ended September 30, 2001.

INTANGIBLE ASSETS - On October 16, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000 and no amortization or impairment loss was recognized for the nine months ended September 30, 2002.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the nine months ended September 30, 2002.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. No amortization or impairment loss was recognized for the nine months ended September 30, 2002.

ORGANIZATION COSTS - Organization costs ($215) are being amortized using the straight-line method over 60 months. Amortization expense, charged to operations, totaled $0 for the nine months ended September 30, 2002 and $7 for the nine months ended September 30, 2001. Accumulated amortization was $215 at September 30, 2002.

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

NOTE 2 - NOTE RECEIVABLE

On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying consolidated statement of operations for the nine months ended September 30, 2001, and $200,000 was refunded, plus interest at 9.00% per annum, on February 7, 2002.

NOTE 3 - EQUIPMENT

Equipment consists of the following:


         Computer Equipment                                  $    24,893
         Accumulated Depreciation                                (15,117)
                                                             ------------
                                                             $     9,776
                                                             ============

NOTE 4 - OTHER LIABILITY

The terms of the Company's agreement to purchase an insurance claims processing system require future payments calculated as a percentage of product sales, not to exceed $2,700,000.

NOTE 5 - LINE OF CREDIT

In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at September 30, 2002).

NOTE 6 - INCOME TAXES

The income tax provision consists of the following:

                                                           2002           2001
                                                         ---------     ---------
     Current                                             $     --      $(40,523)
     Deferred                                                  --        (4,955)
                                                         ---------     ---------
                                                         $     --      $(45,478)
                                                         =========     =========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                           2002          2001
                                                         ---------     ---------
    Income Tax Expense Computed at the
      Statutory Federal Income Tax Rate                  $(69,461)     $(52,129)
    Increase (Decrease) in Income Taxes
      Resulting From:
        Net Operating Losses Not Recognized                69,461            --
        Surtax Exemption                                       --         9,084
        State Income Tax-Net of Federal
           Tax Benefit                                         --        (8,075)
        Rate Differentials Applied to Reversing
           Temporary Differences                               --         5,638
        Other                                                  --             4
                                                         ---------     ---------
                                                         $     --      $(45,478)
                                                         =========     =========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                            2002          2001
                                                         ---------     ---------
     Method of Revenue and Expense
        Recognition                                      $     --      $  2,067
     Additional Depreciation for Income
        Tax Purposes                                           --         2,913
                                                         ---------     ---------
                                                         $     --      $     --
                                                         =========     =========

NOTE 7 - STOCKHOLDERS' EQUITY

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

                                                      Outstanding Options
                                                       -------------------------
                                         Reserved                     Price Per
                                          Shares         Number         Share
                                        ----------     ----------     ----------
     Balance 12/31/01                   1,500,000        895,000      $ .165-.90
          Reserved                             --             --              --
          Granted                              --             --              --
          Exercised                            --             --              --
          Expired                              --        132,500              --
                                        ----------     ----------
     Balance 9/30/02                    1,500,000        762,500      .165-.90
                                        =========      ==========

At September 30, 2002, nonqualified options to purchase 762,500 shares of common stock were granted; options to purchase 704,000 shares were exercisable as of September 30, 2002; and options to purchase 737,500 shares were available for future grants under the Plan.

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

Statement of Operations for the Three Months Ended September 30, 2002 to September 30, 2002

The Company's revenues or fees billed were $140,634 for the quarter ended September 30, 2002 compared to $126,430 for the comparable period in 2001, an increase of approximately 11%. The increase was due to continuing consulting arrangements entered into by the Company in prior quarters of 2002. The Company continued to focus its efforts during the third quarter of 2002 principally on the continuing development of its recently acquired products (e.g., a claims administration system for the property and casualty industry), its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

The Company's operating expenses during the quarter ended September 30, 2002 were $395,374 compared to $203,498 during the comparable period in 2001. The increase in operating expenses in 2002 was primarily attributable to increased contractual services, deferred salaries and professional fees. The Company had a net loss of $254,740 from operations for the quarter ended September 30, 2002 as compared to a net loss of $77,068 for the quarter ended September 30, 2001 in substantial part due to such increased expenditures.

During the quarter ended September 30, 2002, the Company derived more than 77% of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the quarter ended September 30, 2002.

Statement of Operations for the Nine Months Ended September 30, 2002 to September 30, 2002

The Company's revenues or fees billed were $664,619 for the nine months ended September 30, 2002 compared to $918,939 for the comparable period in 2001. Effective June 29, 2002, the Company disposed of its interest in Argos 2000, Inc., and resolved all remaining outstanding contingent liabilities associated therewith. Accordingly, the accrual of $187,500 provided by the Company to cover any future liability was written off to income as of June 29, 2002. The decrease in 2002 was due primarily to a continuing slowdown caused by macro-economic factors during 2002, and the first quarter of 2001 was the last full quarter in which the Company billed for its CCC development project. The nine months ended September 30, 2002 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during the nine months ended September 30, 2002 on the continuing development of its recently acquired products (e.g., a claims administration system for the property and casualty industry), its continuing development of an integrated ASP model consisting of products and services for the risk management industry, and its continuing offering of management advisory services.

The Company's operating expenses during the nine months ended September 30, 2002 were $887,819 compared to $1,083,418 during the comparable period in 2001. Lower expenses in 2002 were primarily attributable to a decrease in contract services and Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company had a net loss from operations of $223,200 for the nine months ended September 30, 2002 as compared to a net loss of $164,479 for the nine months ended September 30, 2001.

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

Liquidity

The Company's working capital was $(237,929) as of September 30, 2002 compared to $436,010 as of September 30, 2001. At September 30, 2002, the Company had a decrease in cash and cash equivalents to $41,893 from $116,727 for the period ended September 30, 2001.

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC repaid the $30,000 nonrefundable payment in 2001. Under the terms of the EPI agreement, the $200,000 obligation was repaid by EPI in a lump sum on January 29, 2002 with accrued and unpaid interest at the rate of 9% per annum. Net cash used by operating activities for the nine months ended September 30, 2002 was $25,275 compared to net cash used by operating activities of $421,827 for the nine months ended September 30, 2001 primarily attributable to the payment of this note receivable and the related interest income, and the write off of the Company's accrual related to the Argos 2000, Inc. subsidiary, which was partially offset by the Company's increases in accounts receivable and accounts payable.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at September 30, 2002). The Company has no commitments for capital expenditures.

Accounting Pronouncements

In September 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

In September 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 on January 1, 1999 had no effect on the financial statements.

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

ITEM 5.  OTHER INFORMATION

         On October 1, 2002, the Company entered into a release agreement with Charles R. Cronin, Jr., its former Executive Vice President and a former Director of the Company. Pursuant to the agreement, the Company agreed to pay Mr. Cronin the principal sum of $250,000 plus interest at the rate of 5% per annum on or before March 31, 2003, subject to acceleration if the Company receives funding prior thereto, and to transfer and assign to Mr. Cronin all the intellectual property assets acquired by the Company in connection with the Agreement and Plan of Merger dated as of October 16, 2001 among, inter alia, the Company, Convert-Tech, Inc., and Mr. Cronin. The Company's obligation was guaranteed by Global Media Management, LLC, an Oklahoma limited liability company ("GMM"), and Sam Cooper personally, and, in consideration therefor, Mr. Cronin and his family trust transferred, assigned and conveyed to GMM or its assigns, 3,987,500 shares of the Company's Common stock theretofore standing in Mr. Cronin's and/or his family trust's name.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 99.1      Certifications of Chief Executive Officer
                                    and Chief Financial Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

         (b)      Reports on Form 8-K relating to the quarter ended September
                  30, 2002.

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Synergy 2000, Inc.

                                                  /s/ Jeanette T. Smith
                                                  ----------------------------
                                                  Jeanette T. Smith
                                                  Principal Accounting Officer
                                                  and Chief Financial Officer

Date: November 13, 2002.

                                 CERTIFICATIONS

     I, Eli Dabich, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Synergy 2000, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                   /s/ ELI DABICH, JR.
                     Eli Dabich, Jr.
     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

     I, Jeanette T. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Synergy 2000, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


            /s/ JEANETTE T. SMITH
              Jeanette T. Smith
         EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                      DESCRIPTION

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.