Form 10KSB
period 2002-12-31
SYNERGY 2000 INC
filed 2003-04-30
CIK 1042501

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

              For the fiscal year ended December 31, 2002

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 2002 were $662,761.

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the issuer's common stock on March 31, 2003 was $748,895. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 31, 2003, was 16,107,133.

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

During 2001, Synergy transformed its operations to include a claims management system product, a front-end stand-alone broker/agency policy management system, and e-services wireless products. In addition, Synergy offers a broad array of professional products and services to commercial clients and specializes in the application of advanced and complex information technology to achieve its customers' strategic objectives. Its service offerings include management consulting/professional services, including e-business solutions, claims processing services, and the design, development, implementation and integration of complete information systems. Synergy does not have exclusive agreements with hardware or software providers and believes that this "vendor neutrality" enables it to better identify and manage solutions specifically tailored to each client's needs.

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

The year ended December 31, 2002 was challenging for the Company as well as for other companies in the systems integration and technology business. Most companies did not initiate any new information technology projects due to macro-economic factors. Accordingly, the Company focused its efforts during 2002 principally on monitoring its contacts in the insurance and financial services industries, and positioning the Company for the anticipated greater demand for systems integration and technology consulting engagements in the future, and its continuing offering of management advisory services.

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

During the year ended December 31, 2002, the Company derived more than 68% of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2002.

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

Employees

As of March 31, 2003, the Company has two full-time employees consisting of the Company's President and Executive Vice President. The Company's project development services typically are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services. None of Company's employees is represented by unions, and we believe our relations with our employees are good.

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

Description of Arrangements for Software Product Development

As previously reported, during 2001, the Company entered into three significant software acquisition/development transactions. Due to the Company's lack of working capital resources, the Company has either terminated or is involved in terminating those transactions.

(a) On December 31, 2001, the Company entered into a Development, License and Proprietary Rights Agreement (the "Agreement") with CCC Information Services Inc. ("CCCIS"), a wholly-owned subsidiary of CCC Information Services Group Inc., pursuant to which the Company acquired a web-enabled Property & Casualty claims management system handling the claims process from the first notice of loss through payment request in consideration for the payment of certain royalty obligations. The Company's lack of working capital resources has restricted its ability to fulfill its continuing development obligations under the Agreement. On April 9, 2003, the Company entered into a Termination Agreement with CCCIS, pursuant to which the intellectual property assets were returned to CCCIS, and a $235,169 loss was recognized by the Company.

(b) On December 26, 2001, the Company entered into an agreement with Thorson & Associates Insurance Services, Inc. ("Thorson"), pursuant to which the Company acquired a front-end stand-alone insurance broker/agency software product, a demonstration site and a hosting facility for the Company's products and services in consideration for the issuance to Thorson of 840,000 shares of the Company's common stock valued at $126,000 and 5% of the Company's technology subsidiary. The Company's has not received the software product from Thorson,and the Company's lack of working capital resources has restricted its ability to complete the development of this software product. The Company is presently involved in negotiations to terminate the Thorson agreement.

(c) On October 16, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. As previously reported in the Company's Form 10-QSB for the quarterly period ended September 30, 2002, on October 1, 2002, the Company entered into a release agreement with Charles R. Cronin, Jr., its former Executive Vice President and a former Director of the Company. Pursuant to the settlement agreement, the Company agreed to pay Mr. Cronin the principal sum of $250,000 plus interest at the rate of 5% per annum on or before March 31, 2003, subject to acceleration if the Company receives funding prior thereto, and to transfer and assign to Mr. Cronin all the intellectual property assets acquired by the Company in connection with the CTI acquisition. In partial consideration therefor, Mr. Cronin agreed to transfer, assign and convey 3,987,500 shares of the Company's Common Stock theretofore standing in Mr. Cronin's and/or his family trust's name. As of this date, no payment has been made to Mr. Cronin, and record and beneficial ownership of said shares remain in Mr. Cronin's and/or his family trust's name.

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

On June 25, 1998, the Company and Argos Technologies, Inc. agreed to form Argos 2000, Inc. to market software for certain aspects of the auto insurance industry. Argos Technologies, Inc. is a wholly-owned subsidiary of CarNet Insurance Agency located in Torrance, California, which is owned in part by Michael D. York, a principal shareholder of the Company. The Company received 51% of the newly issued common stock of Argos 2000, Inc. in exchange for 200,000 shares of its common stock. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos 2000, Inc., plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable worldwide license to market certain proprietary software products.

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

Item 2. Description of Property.

Our principal executive offices are located in Pasadena, California, where we sublease from Jeanette T. Smith, the Company's Executive Vice President, Treasurer, Secretary and a Director, approximately 205 square feet on a month-to-month Lease at a monthly rental of $390.00. In addition, the Company leased 1,508 square feet at 5236 Colodny Drive, Suite 104, Agoura Hills, California, at a base monthly rental of $2,322.00 that expired September 30, 2002. If we expand, we anticipate that additional space will be available on commercially reasonable terms, but no assurance can be made in this regard. Our President and Executive Vice Presidents, respectively, also operate offices from their homes. No real property is owned directly by the Company.

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

                         2001
                         ----
1st Quarter        1.01        0.31
2nd Quarter        0.52        0.35
3rd Quarter        0.53        0.20
4th Quarter        0.20        0.06

                         2002
                         ----
1st Quarter        0.20        0.12
2nd Quarter        0.42        0.18
3rd Quarter        0.46        0.07
4th Quarter        0.20        0.15


As of December 31, 2002 there were 147 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

In addition to pursuing our plan of operations, we plan to actively seek, investigate, and if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time the Company has not reached any definitive agreement concerning an acquisition. The Company's officers and directors have a number of contacts within the field of corporate finance. As a result, it is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any firm or individual for such person to act as a finder of opportunities for the Company.

Statement of Operations December 31, 2002 to December 31, 2001

The Company's revenues or fees billed were $662,761 (including a gain of $187,500 upon the disposal of a subsidiary) for the year ended December 31, 2002 compared to $992,345 for the comparable period in 2001. The decrease was due primarily to a reduced number of consulting arrangements entered into by the Company due to a slowdown caused by macro-economic factors during 2002. The year ended December 31, 2002 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during 2002 principally on monitoring its contacts in the insurance and financial services industries, positioning the Company for the anticipated greater demand for systems integration and technology consulting engagements in the future, and its continuing offering of management advisory services.

The Company's operating expenses during the year ended December 31, 2002 were $1,026,360 (after subtracting expenses related to disposal of intangible assets of $1,035,169) compared to $1,487,898 during the comparable period in 2001. Lower operating expenses in 2002 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $1,379,864 (including expenses of $1,035,169 related to disposal of intangible assets) for the year ended December 31, 2002 as compared to a net loss of $433,297 for the year ended December 31, 2001.

During the year ended December 31, 2002, the Company derived more than 68% of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2002.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2003. The Company relies on programmers to perform its contracts and from time to time there have been shortages of programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid to consultants.

The Company's revenues beyond 2002 are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products for the insurance industry, and intend to increase our management advisory services for the property and casualty and life insurance industries.

Liquidity

The Company's working capital was $(377,184) as of December 31, 2002 compared to $(37,064) at December 31, 2001. This deficit was primarily attributable to an increase in accounts payable and a decrease in cash, accounts receivable, and a note receivable.

During the year ended December 31, 2002, the Company derived more than 68% of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. No other clients accounted for more than 10% of the Company's revenues during the year ended December 31, 2002.

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

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC repaid the $30,000 nonrefundable payment, and EPI repaid the $250,000 in January 2002 with accrued and unpaid interest at the rate of 9% per annum.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at December 31, 2002). In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, $17,500 of this line of credit has been utilized, bearing interest at a rate of 9.86%. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations and infrastructure. We anticipate that existing credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

Charles R. Cronin, Jr., a former Executive Vice President and a Director of the Company resigned in August 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, during and for the Company's year ended December 31, 2002, there were no directors or officers or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5. The Company will encourage beneficial owners of more than 10% of its common stock to file their reports in compliance with Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

The following table sets forth all compensation paid by the Company during 2001 and 2002 to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Eli Dabich, Jr.                         2002                     $ 41,000
Chairman and President                  2001                     $110,000

Jeanette Tebrich Smith                  2002                     $ 41,000
Executive Vice President                2001                     $106,334

Charles R. Cronin, Jr.                  2002                     $ 41,000
Executive Vice President                2001                     $      0
(resigned August 2002)

         The following table sets forth further information regarding individual grants of stock options during fiscal 2002 to each of the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. The table also shows all options that were granted with exercise prices equal to fair market value on the dates of grant.

                                              OPTION GRANTS IN FISCAL 2002
                                                     INDIVIDUAL GRANTS
                          ---------------------------------------------------------------------       POTENTIAL REALIZABLE
                                          PERCENT OF                                                           VALUE
                             NUMBER OF      TOTAL                                                    AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                   PER SHARE                            OF STOCK PRICE
                            UNDERLYING     GRANTED      PER SHARE      MARKET                         APPRECIATION FOR OPTION
                              OPTIONS        TO          EXERCISE     PRICE ON                               TERM(2)
                              GRANTED   EMPLOYEES IN      PRICE      GRANT DATE     EXPIRATION       -------------------------
NAME                          (#)(1)     FISCAL 2002    ($/SH)(1)      ($/SH)          DATE              5%($)     10%($)
----                      -------------- -----------    ---------      ------      ------------          -----     ------
Eli Dabich, Jr.............   75,000        33.3%        $0.165         $0.15        12/20/2010          $ 6,823     $16,805
Jeanette T. Smith..........   75,000        33.3%        $0.165         $0.15        12/20/2010          $ 6,823     $16,805
Charles R. Cronin, Jr......   75,000        33.3%        $0.165         $0.15        12/20/2010          $ 6,823     $16,805
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

         There were no exercises of stock options by any of the named executive officers in 2002. The following table sets forth certain information concerning the exercise of stock options during fiscal 2002 by each of the Named Executive Officers and the number and value at December 31, 2002 of unexercised options held by said individuals.

                                      AGGREGATED OPTION EXERCISES IN FISCAL 2002
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                    UNDERLYING               IN-THE-MONEY OPTIONS
                                 SHARES         VALUE         UNEXERCISED OPTIONS AT        AT FISCAL YEAR-END(2)($)
                               ACQUIRED ON    REALIZED         FISCAL YEAR-END (#)
NAME                           EXERCISE (#)    ($)(1)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                           ------------ ------------   -----------   -------------    -----------   -------------
Eli Dabich, Jr...........           0        $      0       150,000                0       $        0     $        0
Jeanette T. Smith........           0        $      0       150,000                0       $        0     $        0
Charles R. Cronin, Jr....           0        $      0       185,000                0       $        0     $        0

--------------------------

         (1) "Value Realized" represents the fair market value of the shares underlying the option on the date of exercise less the aggregate exercise price.

         (2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized, and are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's Common Stock on December 31, 2002 ($0.17 per share).

Board of Directors:

During the year ended December 31, 2002, there were no meetings of the Company's board of directors. Other actions in 2002 were conducted by means of unanimous written consents on three separate instances.

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

Stock Plans

2000 Incentive Stock Plan. Our 2000 stock plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 2000 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 2000 stock plan in December 2000. Unless terminated earlier by the board of directors, the 2000 stock plan will terminate in December 2010. All grants under the 2000 stock plan are subject to the approval of our shareholders.

As of December 31, 2002, options to purchase 450,000 shares of common stock were outstanding at a weighted average exercise price of $.52 per share. As of March 31, 2003, options to purchase 600,000 shares of common stock were outstanding at a weighted average exercise price of $.44 per share. No shares had been issued upon exercise of outstanding options, and 900,000 shares remained available for future grant under the 2000 stock plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2003 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 20, 2003, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 16,107,333 shares of common stock outstanding.

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


Name of Shareholder                     Number of Shares     Percent of Common Stock
-------------------                     ----------------     -----------------------
Eli Dabich, Jr.(1)                        3,432,519                  21.0%
Jeanette T. Smith(2)                      2,800,564                  17.1
Michael D. York(3)                        2,195,000                  13.6
William E. Tabor(4)                       1,350,000                   8.3
Charles R. Cronin, Jr.(5)                 4,187,500                  26.0
All executive officers and directors      6,233,083                  37.6%
  as a group (2 persons)
-------------------


         * Less than one percent (1%) of the issued and outstanding shares of Common Stock.

         (1) Includes options to purchase 225,000 shares immediately exercisable by Mr. Dabich. Includes 100,000 shares held in the name of the Dabich Charitable Trust U/T/D 10/15/99 which Mr. Dabich may be deemed to share voting and dispositive power by virtue of his capacity as a Co-Trustee. Mr. Dabich disclaims beneficial ownership with respect to shares held by the Dabich Charitable Trust.

         (2) Includes options to purchase 225,000 shares immediately exercisable by Ms. Smith.

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

         (5) Includes 3,987,500 shares held of record and beneficially by the Cronin Family Revocable Trust, of which Mr. Cronin is a Co-Trustee, and 200,000 Shares beneficially owned by Mr. Cronin's children. Mr. Cronin's address is 1285 Dumaine Road, Oak Park, California, 91377.

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

During the period from December 2000 through January 2001, the Company was involved in negotiations to form a joint venture with California Biomass Repowering Corp., a Delaware corporation ("CBRC"), which had the exclusive right to acquire an interest in a 25 MW biomass power plant located in Madera, California with Idaho Energy Limited Partnership d/b/a Energy Products of Idaho, a Idaho limited partnership ("EPI"). CBRC is owned by the spouse of an affiliate of the Company. To assist CBRC in its performance obligations under the terms of the December 2000 agreement with EPI, the Company advanced two payments: a nonrefundable payment of $30,000, and a payment of $250,000 (of which $50,000 is nonrefundable) during January 2001. CBRC repaid the $30,000 nonrefundable payment, and EPI repaid the $250,000 in January 2002 with accrued and unpaid interest at the rate of 9% per annum.

Item 13. Exhibits, Financial Statements and Schedules and Reports on Form 8-K

         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-9.

         (b) Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2002.

         (c) Exhibits

Exhibit No.
-----------

*3.1               Articles of Incorporation
*3.2               Certificate of Amendment to Certificate of Incorporation
*3.3               By-Laws
 3.4               Amended and Restated By-Laws
**10.1             2000 Stock Incentive Plan
**10.2             Form of Stock Option Agreement **10.3 Employment Agreement
                   dated as of July 1, 2000, between the Registrant and Eli
                   Dabich, Jr.
**10.4             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Jeanette T. Smith
**10.5             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Eli Dabich, Jr.
**10.6             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Jeanette T. Smith
**10.7             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Charles R. Cronin, Jr. 27
                   Financial Data Schedule
***10.8            Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation
****10.9           First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Eli Dabich, Jr.
****10.10          First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Jeanette T. Smith
*****10.11         Agreement and Plan of Reorganization by and among the
                   Registrant, Infinity Technology Solutions, Inc. and
                   Convert-Tech, Inc. dated October 16, 2001
*****10.12         Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr.
******10.13        Development, License and Proprietary Rights Agreement dated
                   December 31, 2001, between the Registrant and CCC Information
                   Services, Inc.
10.14              Termination Agreement dated as of April 9, 2003, between the
                   Registrant and CCC Information Services, Inc.
21.1               Subsidiaries of the Registrant
99.1               Certifications of Chief Executive Officer and Chief
                   Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Consolidated Notes to Financial Statements                              F-6

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

  Board of Directors
  Synergy 2000, Inc.



                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Board of Directors
Synergy 2000, Inc.

We have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and Subsidiaries as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy 2000, Inc., at December 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred a significant loss from operations and has a deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MILNER AND BROCK, CPA's

MILNER AND BROCK, CPA's
Greenville, South Carolina
April 25, 2003

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                                                December 31,
                                                                     2002
                                                             ------------------
ASSETS

     Current Assets:
         Cash                                                         $ 17,266
         Accounts Receivable                                            48,654
                                                             ------------------
              Total Current Assets                                      65,920

     Equipment, Net                                                      8,633

     Other Assets
         Intangible Assets, Net                                        126,000
                                                             ------------------
              Total Other Assets                                       126,000
                                                             ------------------

              Total Assets                                           $ 200,553
                                                             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts Payable                                            $ 219,577
         Accrued Expenses                                              223,527
                                                             ------------------
              Total Current Liabilities                                443,104


     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                    16,107
         Capital in Excess of Par Value of Common Stock              1,489,429
         Retained (Deficit)                                         (1,748,087)
                                                             ------------------

              Total Stockholders' Equity                              (242,551)
                                                             ------------------


              Total Liabilities and Stockholders' Equity             $ 200,553
                                                             ==================






See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                       Year            Year
                                                      Ended            Ended
                                                   December 31,     December 31,
                                                       2002             2001
                                                   ------------     ------------

Operating Revenues:
       Fees Billed                                 $   475,261      $   992,345
       Disposal of Subsidiary                          187,500               --
                                                   ------------     ------------
                                                       662,761          992,345

Operating Expenses:
       Salaries                                        275,451          373,252
       Contract Services                               304,911          632,147
       Taxes and Licenses                               13,908           21,966
       Travel and Business                              47,474           49,119
       Meals and Entertainment                             390               25
       Advertising                                       1,682            4,324
       Professional Fees                               165,014          230,245
       Rent                                             16,519           16,307
       Telephone                                        11,925           15,248
       Supplies                                          4,386            6,220
       Insurance                                        70,161           72,913
       Postage and Shipping                              1,233            1,625
       Dues and Subscription                               373              270
       Investor Relations                                2,025            1,075
       Disposal of Intangibles                       1,035,169               --
       Amortization                                         --                7
       Depreciation                                      4,575            4,772
       Bad Debts                                       101,247               --
       Miscellaneous                                     5,086           58,383
                                                   ------------     ------------
                                                     2,061,529        1,487,898
                                                   ------------     ------------

Net Income (Loss) From Operations                   (1,398,768)        (495,553)

Interest Income                                         18,904           11,797
                                                   ------------     ------------

Net Income (Loss) Before Income Taxes               (1,379,864)        (483,756)

Income Tax Benefit (Expense)                                --           50,459
                                                   ------------     ------------

Net Income (Loss)                                  $(1,379,864)     $  (433,297)
                                                   ============     ============


See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity



                                         Capital                      Total
                                        In Excess      Retained       Stock-
                            Common        of Par       Earnings       holders'
                            Stock         Value        (Deficit)       Equity
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2000      $    10,651   $   479,549   $    65,074    $   555,274

     Shares Issued             5,456     1,009,880            --      1,015,336
     Net Loss                     --            --      (433,297)      (433,297)
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2001           16,107     1,489,429      (368,223)     1,137,313

     Net Loss                     --            --    (1,379,864)    (1,379,864)
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2002      $    16,107   $ 1,489,429   $(1,748,087)   $  (242,551)
                         ============  ============  ============   ============







See accompanying notes to consolidated financial statements.


                            SYNERGY 2000, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows


                                                                    Year          Year
                                                                   Ended          Ended
                                                                December 31,    December 31,
                                                                    2002           2001
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                        $(1,379,864)   $  (433,297)
       Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided by (Used) in Operating Activities:
            Depreciation                                              4,575          4,772
            Amortization                                                 --              7
            Disposal of Intangible Assets                         1,035,169             --
            Dec. (Inc.) in Accounts Receivables                      74,078        247,385
            Dec. (Inc.) in Note Receivable                          200,000       (200,000)
            Dec. (Inc.) in Other Current Assets                          --         21,559
            Inc. (Dec.) in Accounts Payable                          62,973          2,687
            Inc. (Dec.) in Accrued Expenses                         (46,833)        82,860
            Inc. (Dec.) in Accrued Income Taxes                          --        (40,523)
            Inc. (Dec.) in Deferred Income Taxes                         --         (9,936)
                                                                ------------   ------------

                   Net Cash Provided by (Used) in
                       Operating Activities                         (49,902)      (324,486)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Aquisition of Equipment                                           --         (1,067)
       Disposal (Aquisition) of Intangible Assets                 2,700,000     (2,935,000)
                                                                ------------   ------------

                   Net Cash Provided by (Used) in
                       Investing Activities                       2,700,000     (2,936,067)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of Stock                                                 --         89,167
       Other Liability                                           (2,700,000)     2,700,000
                                                                ------------   ------------

                   Net Cash Provided by(Used) in
                       Financing Activities                      (2,700,000)     2,789,167
                                                                ------------   ------------

NET INCREASE (DECREASE) IN CASH                                     (49,902)      (471,386)

CASH - BEGINNING                                                     67,168        538,554
                                                                ------------   ------------

CASH - ENDING                                                   $    17,266    $    67,168
                                                                ============   ============


See accompanying notes to consolidated financial statements.


                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2002


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

The operations of Argos did not commence in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos to redeem 200,000 shares of its $.001 par value common stock. Effective January 29, 2002, all remaining outstanding contingent liabilities associated with Argos were resolved with no additional liability to the Company. Accordingly, the accrual of $187,500, provided by the Company to cover any future liability, was written off to income for the year ended December 31, 2002.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2002

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the year ended December 31, 2002, the Company derived more than 68% of its revenues from one client. No other clients accounted for more than 10%.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $4,575 for the year ended December 31, 2002 and $4,772 for the year ended December 31, 2001.

INTANGIBLE ASSETS - On October 16, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000. Due to contract disputes, on October 1, 2002, a release agreement was entered into whereby these assets were returned to the original owner and an $800,000 loss was recognized in the accompanying consolidated statements of operations for the year ended December 31,2002.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized in 2002 or 2001.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. Due to a lack of sufficient working capital, the Company was unable to fulfill its contractual obligations. As a result, these assets were returned to the original owner and a $235,169 loss was recognized in the accompanying consolidated statements of operations for the year ended December 31, 2002.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2002

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

NOTE 2 - NOTE RECEIVABLE
------------------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and has been expensed by the Company in the accompanying consolidated statements of operations for the year ended December 31, 2001, and $200,000 was refunded, plus interest at 9.00% per annum, on February 7, 2002.

NOTE 3 - EQUIPMENT
------------------
Equipment consists of the following:


  Computer Equipment                                  $   24,893
  Accumulated Depreciation                               (16,260)
                                                      -----------
                                                      $    8,633
                                                      ===========

NOTE 4 -  LINES OF CREDIT
-------------------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at December 31, 2002).

In December 2002, the Company obtained another line of credit in the amount of $40,000 from a financial corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2002, none of this line of credit has been utilized. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and sixty one one hundredths percent (9.86% at December 31, 2002).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2002

NOTE 5 - INCOME TAXES
---------------------
The income tax provision consists of the following:



                                                2002                2001
                                           ---------------     ---------------
      Current                              $      ---          $    (40,523)
      Deferred                                    ---                (9,936)
                                           ---------------     ---------------
                                           $      ---          $    (50,459)
                                           ===============     ===============



The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:


                                                           2002         2001
                                                       -----------   -----------
      Income Tax Expense Computed at the
         Statutory Federal Income Tax Rate             $ (469,154)   $ (164,477)
      Increase (Decrease) in Income Taxes
         Resulting From:
               Net Operating Losses Not Recognized        469,154       114,018
                                                       -----------   -----------
                                                       $      ---    $  (50,459)
                                                       ===========   ===========


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------
COMMON STOCK - For the year ended December 31, 2001, the Company issued 445,833 shares of its $.001 par value common stock in exchange for services valued at $89,167.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2002



                                                  Outstanding Options
                                                  -------------------
                                  Reserved                         Price Per
                                   Shares          Number           Share
                               --------------   -------------   --------------
       Balance 12/31/01           1,500,000          537,500      $.50 -.90
           Reserved                     ---              ---            ---
           Granted                      ---          225,000           .165
           Exercised                    ---              ---            ---
           Expired                      ---         (312,500)      .165-.90
                               --------------   -------------
       Balance 12/31/02           1,500,000          450,000      $.165-.90
                               ==============   =============

At December 31, 2002, nonqualified options to purchase 450,000 shares of common stock were granted; options to purchase 450,000 shares were exercisable as of December 31, 2002; and options to purchase 1,050,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 7 - CAPITAL RESOURCES
--------------------------
During the years presented in the consolidated financial statements, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $377,184. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to unused lines of credit totaling $240,000. However, management believes that the Company's future success is dependent upon reversing the sales decline and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources. However, there can be no assurance of the success of either of these programs

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

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

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eli Dabich, Jr., and Jeanette T. Smith, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue thereof.

   SIGNATURE                                 TITLE                                  DATE
   ---------                                 -----                                  ----


 /s/ Eli Dabich, Jr.                 Chairman, Chief Executive Officer,        April 29, 2003
-----------------------------        President and Director
Eli Dabich, Jr.                      (Principal Executive Officer)

 /s/ Jeanette T. Smith               Executive Vice President, Treasurer,      April 29, 2003
-----------------------------        Secretary and Director
Jeanette T. Smith                    (Principal Financial and
                                     Accounting Officer)

                                 CERTIFICATIONS

     I, Eli Dabich, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Synergy 2000, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

                   /s/ ELI DABICH, JR.
                     Eli Dabich, Jr.
     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

     I, Jeanette T. Smith, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Synergy 2000, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

            /s/ JEANETTE T. SMITH
              Jeanette T. Smith
                          EXECUTIVE VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER

                               SYNERGY 2000, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS

Exhibits                                                                    Page
                                                                            ----

*3.1               Articles of Incorporation
*3.2               Certificate of Amendment to Certificate of Incorporation
*3.3               By-Laws
 3.4               Amended and Restated By-Laws
**10.1             2000 Stock Incentive Plan
**10.2             Form of Stock Option Agreement
**10.3             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Eli Dabich, Jr.
**10.4             Employment Agreement dated as of July 1, 2000, between the
                   Registrant and Jeanette T. Smith
**10.5             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Eli Dabich, Jr.
**10.6             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Jeanette T. Smith
**10.7             Indemnification Agreement dated as of December 29, 2000,
                   between the Registrant and Charles R. Cronin, Jr.
***10.8            Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation
****10.9           First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Eli Dabich, Jr.
****10.10          First Amendment to Employment Agreement dated as of November
                   1, 2001, between the Registrant and Jeanette T. Smith
*****10.11         Agreement and Plan of Reorganization by and among the
                   Registrant, Infinity Technology Solutions, Inc. and
                   Convert-Tech, Inc. dated October 16, 2001
*****10.12         Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr.
******10.13        Development, License and Proprietary Rights Agreement dated
                   December 31, 2001, between the Registrant and CCC Information
                   Services, Inc.
10.14              Termination Agreement dated as of April 9, 2003, between the
                   Registrant and CCC Information Services, Inc.
21.1               Subsidiaries of the Registrant
99.1               Certifications of Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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