Form 10QSB
period 2003-03-31
SYNERGY 2000 INC
filed 2003-05-14
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

         The number of shares outstanding of the issuer's common stock as of May 5, 2003, was 16,107,333.

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

         Report of Independent Accountant; ...................................5

         Consolidated Balance Sheet -  March 31, 2003 (unaudited); ...........6

         Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2003 and 2002; .......................7

         Consolidated Statements of Stockholders' Equity (Unaudited) .........8

         Consolidated Statements of cash flows (unaudited) -
           Three months ended March 31, 2003 and 2002; .......................9

         Notes to Financial Statements ......................................10

Item 2.  Management's Discussion and Analysis or Plan of Operations .........15


PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................17

Item 2.  Changes in Securities ..............................................17

Item 3.  Defaults Upon Senior Securities ....................................17

Item 4.  Submission of Matters to Vote of Security Holders ..................17

Item 5.  Other Information ..................................................17

Item 6.  Exhibits and Reports on Form 8-K ...................................18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                       SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)
                                 March 31, 2003

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)



         Contents                                                     Page No.
         --------                                                     --------


Report of Independent Accountant                                         5

Consolidated Balance Sheet (Unaudited)                                   6

Consolidated Statements of Operations (Unaudited)                        7

Consolidated Statements of Stockholders' Equity (Unaudited)              8

Consolidated Statements of Cash Flows (Unaudited)                        9

Notes to Consolidated Financial Statements (Unaudited)                  10

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------




Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the company's management.

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




MILNER AND BROCK, CPA's
Greenville, South Carolina
May 12, 2003

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)


                                                                      March 31,
                                                                        2003
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $     2,815
         Accounts Receivable                                             49,603
                                                                    ------------
              Total Current Assets                                       52,418

     Equipment, Net                                                       7,629

     Other Assets:
         Intangible Assets, Net                                         126,000
                                                                    ------------
              Total Other Assets                                        126,000
                                                                    ------------

              Total Assets                                          $   186,047
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   217,687
         Accrued Expenses                                               223,527
                                                                    ------------
              Total Current Liabilities                                 441,214

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                     16,107
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                 (1,760,703)
                                                                    ------------

              Total Stockholders' Equity                               (255,167)
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $   186,047
                                                                    ============

          See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)


                                                 Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,          March 31,
                                                    2003               2002
                                                -------------      -------------

Fees Billed                                     $        949       $     87,378

Operating Expenses:
      Salaries                                            --             93,252
      Contract Services                                   --             24,734
      Taxes and Licenses                                  --             10,140
      Travel and Business                                500              5,039
      Meals and Entertainment                            308                 13
      Advertising                                         --                802
      Professional Fees                                  118             28,513
      Rent                                               780              5,382
      Utilities                                           --                559
      Telephone                                          782              3,334
      Supplies                                            --                845
      Insurance                                        8,607              8,017
      Postage and Shipping                                --                918
      Dues and Subscriptions                              --                373
      Investor Relations                               1,075                120
      Depreciation                                     1,004              1,144
      Miscellaneous                                      391              1,756
                                                -------------      -------------
                                                      13,565            184,941
                                                -------------      -------------

Net Income (Loss) From Operations                    (12,616)           (97,563)

Interest Income                                           --             18,401
                                                -------------      -------------

Net Income (Loss) Before Income Taxes                (12,616)           (79,162)

Income Tax Benefit (Expense)                              --                 --
                                                -------------      -------------

Net Income (Loss)                               $    (12,616)      $    (79,162)
                                                =============      =============

          See accompanying notes to consolidated financial statements.

                      SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)


                                       Capital                        Total
                                      In Excess      Retained         Stock-
                        Common          of Par       Earnings        holders'
                        Stock           Value       (Deficit)         Equity
                     ------------   ------------   ------------    ------------

Balance -
  December 31, 2002  $    16,107    $ 1,489,429    $(1,748,087)    $  (242,551)

     Net (Loss)               --             --        (12,616)        (12,616)
                     ------------   ------------   ------------    ------------

Balance -
  March 31, 2003     $    16,107    $ 1,489,429    $(1,760,703)    $(1,760,703)
                     ===========    ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                             SYNERGY 2000, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Unaudited)

                                                                Three Months     Three Months
                                                                    Ended           Ended
                                                                  March 31,       March 31,
                                                                    2003            2002
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                       $    (12,616)    $    (79,162)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                              1,004            1,144
            Dec. (Inc.) in Accounts Receivable                         (949)         (71,431)
            Dec. (Inc.) in Note Receivable                               --          200,000
            Inc. (Dec.) in Accounts Payable                          (1,890)         (11,506)
                                                               -------------    -------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                   (14,451)          39,045
                                                               -------------    -------------


NET INCREASE (DECREASE) IN CASH                                     (14,451)          39,045

CASH - BEGINNING                                                     17,266           67,168
                                                               -------------    -------------

CASH - ENDING                                                  $      2,815     $    106,213
                                                               =============    =============

                See accompanying notes to consolidated financial statements.

                                              9

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                 March 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

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

Infinity Technology Solutions, Inc. (ITS): During 2001, the Company formed ITS for the purpose of acquiring Convert-Tech, Inc. The acquisition was consummated on October 1, 2001 pursuant to an Agreement and Plan of Merger. ITS will now be able to provide internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. ITS's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. 5,000,000 shares of the Company's $.001 par value common stock was issued for all the outstanding common shares of Convert-Tech, Inc.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2003


to the Company. Accordingly, the accrual of $187,500, provided by the Company to cover any future liability, was written off to income for the year ended December 31, 2002.

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the three months ended March 31, 2003, the Company derived 100% of its revenues from one client.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,004 for the three months ended March 31, 2003 and $1,144 for the three months ended March 31, 2002.

INTANGIBLE ASSETS - On October 1, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000. Due to contract disputes, on October 1, 2002, a release agreement was entered into whereby these assets were returned to the original owner and an $800,000 loss was recognized for the year ended December 31, 2002.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the three months ended March 31, 2003 or March 31, 2002.

Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. Due to a lack of sufficient working capital, the Company was unable to fulfil its contractual obligations. As a result, these assets were returned to the original owner and a $235,169 loss was recognized for the year ended December 31, 2002.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2003


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


NOTE 2 - NOTE RECEIVABLE
         ---------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and was expensed by the Company for the year ended December 31, 2001, and $200,000 was refunded, plus interest at 9.00% per annum, on February 7, 2002.


NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:


                  Computer Equipment                        $      24,893
                  Accumulated Depreciation                        (17,264)
                                                            --------------
                                                            $       7,629
                                                            ==============


NOTE 4 - LINES OF CREDIT
         ---------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2003, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at March 31, 2003).

In December 2002, the Company obtained another line of credit in the amount of $40,000 from a financial corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2003, none of this line of credit has been utilized. The line of credit is unsecured , and bears interest at the bank's prime rate plus five and sixty one one hundredths percent (9.86% at March 31, 2003).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2003


NOTE 5 - INCOME TAXES
         ------------
The income tax provision consists of the following:


                                                         2003            2002
                                                     -----------     -----------
                  Current                            $       --      $       --
                  Deferred                                   --              --
                                                     -----------     -----------
                                                     $       --      $       --
                                                     ===========     ===========


The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:


                                                         2003            2002
                                                     -----------     -----------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate         $   (4,289)     $  (26,915)
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized          4,289          26,915
                                                     -----------     -----------
                                                     $       --      $       --
                                                     ===========     ===========


The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:


                                                         2003            2002
                                                     -----------     -----------
         Method of Revenue and Expense
            Recognition                              $       --      $       --
         Additional Depreciation for Income
            Tax Purposes                                     --              --
                                                     -----------     -----------
                                                     $       --      $       --
                                                     ===========     ===========


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2003


                                                   Outstanding Options
                                                   -------------------

                                    Reserved                     Price Per
                                     Shares         Number         Share
                                   ----------     ----------     ----------

     Balance 12/31/02              1,500,000        450,000      $.165-.90
          Reserved                        --             --             --
          Granted                         --                     $.187
                                                    150,000
                                                         --
          Exercised                       --             --             --
          Expired                         --             --             --
                                   ----------     ----------
     Balance 3/31/03               1,500,000        600,000       .165-.90
                                   ==========     ==========


At March 31, 2003, nonqualified options to purchase 600,000 shares of common stock were granted; options to purchase 600,000 shares were exercisable as of March 31, 2003; and options to purchase 900,000 shares were available for future grants under the Plan.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.


NOTE 7 - CAPITAL RESOURCES
         -----------------
During first quarter 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $388,796. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to unused lines of credit totaling $240,000. However, management believes that the Company's future success is dependent upon reversing the sales decline and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources. However, there can be no assurance of the success of either of these programs.

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

Statement of Operations for the Three Months Ended March 31, 2003 to March 31, 2002

The Company's revenues or fees billed were $949 for the quarter ended March 31, 2003 compared to $87,378 for the comparable period in 2002, a decrease of approximately 99%. The decrease was due to one limited continuing consulting arrangements entered into by the Company in prior quarters of 2002. The Company continued to focus its efforts during the first quarter of 2003 principally on its continuing offering of management advisory services which were severely impacted by uncertainties posed by macro-economic trends and geopolitical risks.

The Company's operating expenses during the quarter ended March 31, 2003 were $13,565 compared to $184,941 during the comparable period in 2002. The decrease in operating expenses in 2003 was primarily attributable to reduced contractual services, nonpayment of salaries and reduced professional fees. The Company had a net loss of $12,616 from operations for the quarter ended March 31, 2003 as compared to a net loss of $97,563 for the quarter ended March 31, 2002 in substantial part due to such reduced expenditures.

During the quarter ended March 31, 2003, the Company derived all of its revenues from one client. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

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

The Company's revenues during 2003 and beyond are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products, such as claims administration systems, for the insurance industry, and intend to increase our management advisory services.

Liquidity

The Company's working capital was $(388,796) as of March 31, 2003 compared to $(115,082) as of March 31, 2003. At March 31, 2003, the Company had a decrease in cash and cash equivalents to $2,815 from $106,213 for the period ended March 31, 2002.

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

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at March 31, 2003. In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, $17,500 of this line of credit has been utilized, bearing interest at a rate of 9.86%. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations and infrastructure. We anticipate that existing credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

ITEM 5.  OTHER INFORMATION

         On April 9, 2003, the Company entered into a Termination Agreement with CCC Information Services ("CCCIS"), pursuant to which the intellectual property assets were returned to CCCIS, and a $235,169 loss was recognized by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 99.1     Certifications of Chief Executive Officer
                                and Chief Financial Officer pursuant to 18
                                U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of the Sarbanes-Oxley Act of
                                2002.

         (b)   Reports on Form 8-K relating to the quarter ended March 31, 2003.

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.


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

Date: May 14, 2003.

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

Date: May 14, 2003


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

Date: May 14, 2003


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