Form 10QSB
period 2003-06-30
SYNERGY 2000 INC
filed 2003-08-14
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                   2815 Cox Neck Road, Chester, Maryland, 21619
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (888) 833-4248
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of August 8, 2003, was 16,107,333.

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

         Report of Independent Accountant; ...................................3

         Consolidated Balance Sheet - June 30, 2003 (unaudited); .............4

         Consolidated Statements of Operations (unaudited) -
           Six months ended June 30, 2003 and 2002; ..........................5

         Consolidated Statements of Stockholders' Equity (Unaudited) .........6

         Consolidated Statements of cash flows (unaudited) -
           Six months ended June 30, 2003 and 2002; ..........................7

         Notes to financial statements .......................................8

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

Item 4.  Submission of Matters to Vote of Security Holders ..................16

Item 5.  Other Information ..................................................16

Item 6.  Exhibits and Reports on Form 8-K ...................................17

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANT

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

/s/ MILNER AND BROCK, CPA's

MILNER AND BROCK, CPA's
Greenville, South Carolina
August 13, 2003

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                     June 30,
                                                                       2003
                                                                    ------------
ASSETS

     Current Assets:
         Cash                                                       $       675
         Accounts Receivable                                             48,654
                                                                    ------------
              Total Current Assets                                       49,329

     Equipment, Net                                                       6,626

     Other Assets:
         Intangible Assets, Net                                         126,000
                                                                    ------------
              Total Other Assets                                        126,000
                                                                    ------------

              Total Assets                                          $   181,955
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
         Accounts Payable                                           $   217,687
         Accrued Expenses                                               223,527
                                                                    ------------
              Total Current Liabilities                                 441,214

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                     16,107
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                 (1,764,795)
                                                                    ------------

              Total Stockholders' Equity                               (259,259)
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $   181,955
                                                                    ============

See accompanying notes to consolidated financial statements.


                           SYNERGY 2000, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations (Unaudited)

                                        Six Months   Six Months Three Months Three Months
                                           Ended       Ended       Ended       Ended
                                          June 30,    June 30,    June 30,    June 30,
                                           2003         2002        2003        2002
                                        ----------   ----------  ----------   ----------
Operating Revenues:
      Fees Billed                       $     949    $ 337,374   $      --    $ 249,996
      Disposal of Subsidiary                   --      187,500          --      187,500
                                        ----------   ----------  ----------   ----------
                                              949      524,874          --      437,496

Operating Expenses:
      Salaries                                 --      141,600          --       48,348
      Contract Services                        --      174,468          --      149,734
      Taxes and Licenses                       --       13,393          --        3,253
      Travel and Business                     500       24,794          --       19,755
      Meals and Entertainment                 308           13          --           --
      Advertising                              --        1,587          --          785
      Professional Fees                       118       71,438          --       42,925
      Rent                                  1,950       14,569       1,170        9,187
      Utilities                                --        1,114          --          555
      Telephone                             1,544        7,396         762        4,062
      Supplies                                 --        4,267          --        3,422
      Insurance                             8,607       31,874          --       23,857
      Postage and Shipping                     --        1,089          --          171
      Dues and Subscriptions                   --          373          --           --
      Investor Relations                    1,075          620          --          500
      Depreciation                          2,007        2,287       1,003        1,143
      Miscellaneous                         1,548        2,452       1,157          696
                                        ----------   ----------  ----------   ----------
                                           17,657      493,334       4,092      308,393
                                        ----------   ----------  ----------   ----------

Net Income (Loss) From Operations         (16,708)      31,540      (4,092)     129,103

Interest Income                                --       18,867          --          466
                                        ----------   ----------  ----------   ----------

Net Income (Loss) Before Income Taxes     (16,708)      50,407      (4,092)     129,569

Income Tax Benefit (Expense)                   --           --          --           --
                                        ----------   ----------  ----------   ----------

Net Income (Loss)                       $ (16,708)   $  50,407   $  (4,092)   $ 129,569
                                        ==========   ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

                                       5


                       SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)

                                         Capital                       Total
                                        In Excess     Retained         Stock-
                            Common        of Par      Earnings        holders'
                            Stock         Value       (Deficit)        Equity
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2002      $    16,107   $ 1,489,429   $(1,748,087)   $  (242,551)

     Net (Loss)                   --            --       (16,708)       (16,708)
                         ------------  ------------  ------------   ------------

Balance -
  June 30, 2003          $    16,107   $ 1,489,429   $(1,764,795)   $  (259,259)
                         ============  ============  ============   ============

See accompanying notes to consolidated financial statements.


                         SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Unaudited)

                                                              Six Months   Six Months
                                                                Ended        Ended
                                                               June 30,     June 30,
                                                                 2003         2002
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                      $ (16,708)   $  50,407
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                          2,007        2,287
            Dec. (Inc.) in Accounts Receivable                       --      (90,663)
            Dec. (Inc.) in Note Receivable                           --      200,000
            Inc. (Dec.) in Accounts Payable                      (1,890)      28,321
            Inc. (Dec.) in Accrued Expenses                          --     (187,500)
                                                              ----------   ----------

                   Net Cash Provided by (Used) in Operating
                       Activities                               (16,591)       2,852
                                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH                                 (16,591)       2,852

CASH - BEGINNING                                                 17,266       67,168
                                                              ----------   ----------

CASH - ENDING                                                 $     675    $  70,020
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.


                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

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

The operations of Argos did not commerce in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos to redeem 200,000 shares of its $.001 par value common stock. Effective June 29, 2002, all remaining outstanding contingent liabilities associated with Argos were resolved with no additional liability to the Company. Accordingly, the accrual of $187,500 provided by the Company to cover any future liability was written off to income as of December 31, 2002.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2003

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the six months ended June 30, 2003, the Company derived 100% of its revenues from one client.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $2,007 for the six months ended June 30, 2003 and $2,287 for the six months ended June 30, 2002.

INTANGIBLE ASSETS - On October 1, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product for the distribution, policy servicing and review process. The software was valued at $800,000. Due to constant disputes, on October 1, 2002, a release agreement was entered into whereby these assets were returned to the original owner and an $800,000 loss was recognized for the year ended December 31, 2002.

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the six months ended June 30, 2003 or June 30, 2002.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2003

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

NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:

            Computer Equipment                                  $   24,893
            Accumulated Depreciation                               (18,267)
                                                                -----------
                                                                $    6,626
                                                                ===========

NOTE 4 - LINES OF CREDIT
         ---------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2003, none of this line of credit has been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at June 30, 2003).

In December 2002, the Company obtained another line of credit in the amount of $40,000 from a financial corporation, payable on demand, to be used as needed for operating purposes. As of June 30, 2003, none of this line of credit has been utilized. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and sixty one one hundredths percent (9.86% at June 30, 2003).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2003

NOTE 5 - INCOME TAXES
         -------------
The income tax provision consists of the following:

                                                           2003         2002
            Current                                      $      --    $      --
            Deferred                                            --           --
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                            2003         2002
                                                         ----------   ----------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate             $  (5,681)   $  17,138
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized             5,681      (17,138)
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                            2003         2002
                                                         ----------   ----------
         Method of Revenue and Expense
            Recognition                                  $      --    $      --
         Additional Depreciation for Income
            Tax Purposes                                        --           --
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2003

                                                    Outstanding Options
                                                    -------------------
                                  Reserved                     Price Per
                                   Shares         Number          Share
                                  ---------     ---------     --------------
     Balance 12/31/02             1,500,000       450,000      $.165 - .90
          Reserved                       --            --            --
          Granted                        --       150,000             .187
          Exercised                      --            --            --
          Expired                        --            --            --
                                  ---------     ---------
     Balance 6/30/03              1,500,000       600,000       .165 - .90
                                  =========     =========

At June 30, 2003, nonqualified options to purchase 600,000 shares of common stock were granted; options to purchase 600,000 shares were exercisable as of June 30, 2003; and options to purchase 900,000 shares were available for future grants under the Plan.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.

NOTE 7 - CAPITAL RESOURCES
         -----------------
During first and second quarter 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $391,885. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to unused lines of credit totaling $240,000. However, management believes that the Company's future success is dependent upon reversing the sales decline and/or raising additional capital.

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

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, (1) to implement our value-added media business model that is intended to convert underutilized media into substantial revenue streams for media providers and our client base; (2) to develop additional technology products and services focused on the risk management and cost containment markets; and (3) to continue to exploit our consulting and management services engagements.

Our business and growth strategy to develop an advertising/media initiative is dependent on our ability to successfully develop, implement, market and/or sell media assets and other services to our clients. This initiative assumes that we will be able to successfully acquire and redeploy media assets, and develop and execute on our strategic relationships. In light of our limited revenues and limited access to capital, our ability to fully carry out this initiative may be restricted or compromised. Also, our revenues historically have been derived from the performance of consulting and management services arrangements. These arrangements generally last several months and generally are not with the same client. The Company's future revenues are always dependent upon obtaining additional contracts. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

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

Statement of Operations for the Three Months Ended June 30, 2003 to June 30,
2002

The Company's did not generate any revenues for the quarter ended June 30, 2003 compared to $249,996 for the comparable period in 2002. The Company continued to focus its efforts during the second quarter of 2003 principally on developing its advertising/ media initiative, and its continuing offering of management advisory services which were severely impacted by uncertainties posed by macro-economic trends and geopolitical risks.

The Company's operating expenses during the quarter ended June 30, 2003 were $4,092 compared to $308,393 during the comparable period in 2002. The decrease in operating expenses in 2003 was primarily attributable to reduced contractual services, nonpayment of salaries and reduced professional fees. The Company had a net loss of $4,092 from operations for the quarter ended June 30, 2003 as compared to a net gain of 129,103 for the quarter ended June 30, 2002 in substantial part due to a non-recurring gain on the disposal of a subsidiary.

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

The Company's revenues during 2003 and beyond are dependent upon its ability to diversify its product and service offerings. Our business and growth strategy to develop an advertising/media initiative is dependent on our ability to successfully develop, implement, market and/or sell media assets and other services to our clients. This initiative assumes that we will be able to successfully acquire and redeploy media assets, and develop and execute on our strategic relationships. In light of our limited revenues and limited access to capital, our ability to fully carry out this initiative may be restricted or compromised. In addition, we intend to increase the development of products, such as claims administration systems, for the insurance industry, and intend to increase our management advisory services.

Statement of Operations for the Six Months Ended June 30, 2003 to June 30, 2002

The Company's revenues or fees billed were $949 for the six months ended June 30, 2003 compared to $337,374 for the comparable period in 2002. The decrease was due primarily to a continuing slowdown caused by macro-economic factors in the consulting sector during the first half of 2003 as compared to the first half of 2002. During the first half of 2003, the Company continued to focus its efforts principally on developing its advertising/media initiative, and its continuing offering of management advisory services which were severely impacted by uncertainties posed by macro-economic trends and geopolitical risks.

The Company's operating expenses during the six months ended June 30, 2003 were $17,657 compared to $493,334 during the comparable period in 2002. Lower expenses in 2003 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company had a net loss of $16,708 for the six months ended June 30, 2003 as compared to a net gain of $50,407 for the six months ended June 30, 2002.

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

The Company's revenues during 2003 and beyond are dependent upon its ability to diversify its product and service offerings. Our business and growth strategy to develop an advertising/media initiative is dependent on our ability to successfully develop, implement, market and/or sell media assets and other services to our clients. This initiative assumes that we will be able to successfully acquire and redeploy media assets, and develop and execute on our strategic relationships. In light of our limited revenues and limited access to capital, our ability to fully carry out this initiative may be restricted or compromised. In addition, we intend to increase the development of products, such as claims administration systems, for the insurance industry, and intend to increase our management advisory services.

Liquidity

The Company's working capital was $(391,885) as of June 30, 2003 compared to $15,630 as of June 30, 2002. At June 30, 2003, the Company had a decrease in cash and cash equivalents to $675 from $2,815 for the quarter ended March 31, 2003, and compared to $70,020 for the period ended June 30, 2002.

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

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.75% at June 30, 2003. In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, $30,000 of this line of credit has been utilized, bearing interest at a rate of 9.86%. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations and infrastructure. We anticipate that existing credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

          (b)  Reports on Form 8-K relating to the quarter ended June 30, 2003.

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

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

Date: August 14, 2003.

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

Date: August 14, 2003

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

Date: August 14, 2003

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