Form 10QSB
period 2003-09-30
SYNERGY 2000 INC
filed 2003-11-13
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

         The number of shares outstanding of the issuer's common stock as of November 10, 2003, was 16,107,333.

                               SYNERGY 2000, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements .................................................3

         Report of Independent Accountant; ....................................4

         Consolidated Balance Sheet - September 30, 2003 (unaudited);..........5

         Consolidated Statements of Operations (unaudited) -
           Nine months ended September 30, 2003 and 2002;......................6

         Consolidated Statements of Stockholders' Equity (Unaudited)...........7

         Consolidated Statements of Cash Flows (unaudited) -
           Nine months ended September 30, 2003 and 2002;......................8

         Notes to financial statements.........................................9

Item 2.  Management's Discussion and Analysis or Plan of Operations...........14

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to Vote of Security Holders....................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)
                               September 30, 2003

         Contents                                                       Page No.
         --------                                                       --------

Report of Independent Accountant                                            4

Consolidated Balance Sheet (Unaudited)                                      5

Consolidated Statements of Operations (Unaudited)                           6

Consolidated Statements of Stockholders' Equity (Unaudited)                 7

Consolidated Statements of Cash Flows (Unaudited)                           8

Notes to Consolidated Financial Statements (Unaudited)                      9

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the company's management.

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

/s/ Milner and Brock, CPA's

MILNER AND BROCK, CPA's
Greenville, South Carolina
November 11, 2003

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                   September 30,
                                                                        2003
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $     1,579
         Accounts Receivable                                             48,654
                                                                    ------------
              Total Current Assets                                       50,233

     Equipment, Net                                                       5,622

     Other Assets:
         Intangible Assets, Net                                         126,000
                                                                    ------------
              Total Other Assets                                        126,000
                                                                    ------------

              Total Assets                                          $   181,855
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   217,687
         Accrued Expenses                                               226,396
                                                                    ------------
              Total Current Liabilities                                 444,083

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                     16,107
         Capital in Excess of Par Value of Common Stock               1,489,429
         Retained Earnings (Deficit)                                 (1,767,764)
                                                                    ------------

              Total Stockholders' Equity                               (262,228)
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $   181,855
                                                                    ============

See accompanying notes to consolidated financial statements.


                                   SYNERGY 2000, INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations (Unaudited)

                                          Nine Months      Nine Months     Three Months     Three Months
                                            Ended            Ended            Ended            Ended
                                         September 30,    September 30,    September 30,    September 30,
                                            2003              2002             2003             2002
                                        --------------   --------------   --------------   --------------
Operating Revenues:
      Fees Billed                       $         949    $     477,119    $          --    $     140,634
      Disposal of Subsidiary                       --          187,500               --               --
                                        --------------   --------------   --------------   --------------
                                                  949          664,619               --          140,634

Operating Expenses:
      Salaries                                     --          270,952               --          129,351
      Contract Services                            --          304,911               --          131,171
      Taxes and Licenses                           --           13,623               --              230
      Travel and Business                         500           35,951               --           11,157
      Meals and Entertainment                     309               13                1               --
      Advertising                                  --            1,587               --               --
      Professional Fees                           593          158,421              475           86,983
      Rent                                      1,950           15,739               --            1,170
      Utilities                                    --            1,091               --               51
      Telephone                                 1,544            9,958               --            2,562
      Supplies                                     60            4,331               60              186
      Insurance                                 8,607           61,053               --           29,180
      Postage and Shipping                         --            1,127               --               38
      Dues and Subscriptions                       --              373               --               --
      Investor Relations                        1,225            1,695              150            1,075
      Depreciation                              3,011            3,431            1,004            1,144
       Miscellaneous                            2,827            3,563            1,279            1,076
                                        --------------   --------------   --------------   --------------
                                               20,626          887,819            2,969          395,374
                                        --------------   --------------   --------------   --------------

Net Income (Loss) From Operations             (19,677)        (223,200)          (2,969)        (254,740)

Interest Income                                    --           18,904               --               37
                                        --------------   --------------   --------------   --------------

Net Income (Loss) Before Income Taxes         (19,677)        (204,296)          (2,969)        (254,703)

Income Tax Benefit (Expense)                       --               --               --               --
                                        --------------   --------------   --------------   --------------

Net Income (Loss)                       $     (19,677)   $    (204,296)   $      (2,969)   $    (254,703)
                                        ==============   ==============   ==============   ==============

See accompanying notes to consolidated financial statements.

                                                    6

                       SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Unaudited)

                                          Capital                      Total
                                         In Excess    Retained         Stock-
                             Common       of Par      Earnings        holders'
                             Stock        Value       (Deficit)        Equity
                         ------------  ------------  ------------   ------------

Balance -
  December 31, 2002      $    16,107   $ 1,489,429   $(1,748,087)   $  (242,551)

     Net (Loss)                   --            --       (19,677)       (19,677)
                         ------------  ------------  ------------   ------------

Balance -
  September 30, 2003     $    16,107   $ 1,489,429   $(1,767,764)   $  (262,228)
                         ============  ============  ============   ============

See accompanying notes to consolidated financial statements.


                           SYNERGY 2000, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (Unaudited)

                                                              Nine Months     Nine Months
                                                                 Ended          Ended
                                                              September 30,  September 30,
                                                                  2003           2002
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                      $   (19,677)   $  (204,296)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                            3,011          3,431
            Dec. (Inc.) in Accounts Receivable                         --        (45,202)
            Dec. (Inc.) in Note Receivable                             --        200,000
            Inc. (Dec.) in Accounts Payable                        (1,890)        81,125
            Inc. (Dec.) in Accrued Expenses                         2,869        (60,333)
                                                              ------------   ------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                 (15,687)       (25,275)
                                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                                   (15,687)       (25,275)

CASH - BEGINNING                                                   17,266         67,168
                                                              ------------   ------------

CASH - ENDING                                                 $     1,579    $    41,893
                                                              ============   ============

See accompanying notes to consolidated financial statements.

                                            8

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2003

to the Company. Accordingly, the accrual of $187,500 provided by the Company to cover any future liability was written off to income as of December 31, 2002.

Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the nine months ended September 30, 2003, the Company derived 100% of its revenues from one client.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $3,011 for the nine months ended September 30, 2003 and $3,431 for the nine months ended September 30, 2002.

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

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. No amortization or impairment loss was recognized for the nine months ended September 30, 2003 or September 30, 2002.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2003

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

NOTE 3 - EQUIPMENT Equipment consists of the following:

          Computer Equipment                                  $      24,893
          Accumulated Depreciation                                  (19,271)
                                                              --------------
                                                              $       5,622
                                                              ==============

NOTE 4 - LINES OF CREDIT
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2003, none of this line of credit has been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at September 30, 2003).

In December 2002, the Company obtained another line of credit in the amount of $40,000 from a financial corporation, payable on demand, to be used as needed for operating purposes. As of September 30, 2003, none of this line of credit has been utilized. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and sixty one one hundredths percent (9.61% at September 30, 2003).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2003

NOTE 5 - INCOME TAXES
The income tax provision consists of the following:

                                                            2003         2002
                                                         ----------   ----------
         Current                                         $      --    $      --
         Deferred                                               --           --
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                            2003         2002
                                                         ----------   ----------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate             $  (6,690)   $ (69,461)
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized             6,690       69,461
                                                         ----------   ----------
                                                         $      --    $      --
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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2003

                                                          Outstanding Options
                                                         -----------------------
                                             Reserved                 Price Per
                                              Shares       Number       Share
                                            ----------   ----------   ----------
     Balance 12/31/02                        1,500,000      450,000   $.165-.90
          Reserved                                  --          --       --
          Granted                                   --      150,000    .187
          Exercised                                 --          --       --
          Expired                                   --          --       --
                                            ----------   ----------
     Balance 9/30/03                         1,500,000      600,000    .165-.90
                                            ==========   ==========

At September 30, 2003, nonqualified options to purchase 600,000 shares of common stock were granted; options to purchase 600,000 shares were exercisable as of September 30, 2003; and options to purchase 900,000 shares were available for future grants under the Plan.

NET INCOME PER SHARE - Net income per common share has not been computed since it is not significant.

NOTE 7 - CAPITAL RESOURCES
During first, second, and third quarter 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $393,850. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to unused lines of credit totaling $240,000. However, management believes that the Company's future success is dependent upon reversing the sales decline and/or raising additional capital.

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

Statement of Operations for the Three Months Ended September 30, 2003 to September 30, 2002

The Company's did not generate any revenues for the quarter ended September 30, 2003 compared to $140,634 for the comparable period in 2002. The Company continued to focus its efforts during the third quarter of 2003 principally on developing its advertising/ media initiative, and its continuing offering of management advisory services which were severely impacted by uncertainties posed by macro-economic trends and geopolitical risks.

The Company's operating expenses during the quarter ended September 30, 2003 were $2,969 compared to $395,374 during the comparable period in 2002. The decrease in operating expenses in 2003 was primarily attributable to reduced contractual services, nonpayment of salaries and reduced professional fees. The Company had a net loss of $2,969 from operations for the quarter ended September 30, 2003 as compared to a net loss of $254,740 for the quarter ended September 30, 2002.

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

Statement of Operations for the Nine Months Ended September 30, 2003 to September 30, 2002

The Company's revenues or fees billed were $949 for the nine months ended September 30, 2003 compared to $477,119 for the comparable period in 2002. The decrease was due primarily to a continuing slowdown caused by macro-economic factors in the consulting sector. During 2003, the Company continued to focus its efforts principally on developing its advertising/media initiative, and its continuing offering of management advisory services which were severely impacted by uncertainties posed by macro-economic trends and geopolitical risks.

The Company's operating expenses during the nine months ended September 30, 2003 were $20,626 compared to $887,819 during the comparable period in 2002. Lower expenses in 2003 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company had a net loss of $19,677 for the nine months ended September 30, 2003 as compared to a net loss of $223,200 for the nine months ended September 30, 2002.

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

Liquidity

The Company's working capital was ($393,850) as of September 30, 2003 compared to ($237,929) as of September 30, 2002. At September 30, 2003, the Company had a decrease in cash and cash equivalents to $1,579 as compared to $41,893 for the period ended September 30, 2002.

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

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2002, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at September 30, 2003. In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, $34,000 of this line of credit has been utilized, bearing interest at a rate of 9.86%. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations and infrastructure. We anticipate that existing credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

         (b) Reports on Form 8-K relating to the quarter ended September 30, 2003.

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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

Date: November 12, 2003.

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

Date: November 12, 2003

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

Date: November 12, 2003

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