Form 10KSB
period 2003-12-31
SYNERGY 2000 INC
filed 2004-03-29
CIK 1042501

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

              For the fiscal year ended December 31, 2003

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

                  2815 Cox Neck Road, Chester, Maryland, 21619
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (888) 833-4248

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 2003 were $949.

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the issuer's common stock on March 25, 2004 was $3,124,591. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 25, 2004, was 16,107,133.

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

The year ended December 31, 2003 was challenging for the Company as well as for other companies in the systems integration and technology business. Most companies, including the Company, did not initiate any new information technology projects due to macro-economic factors. Accordingly, the Company focused its efforts during 2003 principally on monitoring its contacts in the insurance and financial services industries, and positioning the Company for the anticipated greater demand for systems integration and technology consulting engagements in the future, and its continuing offering of management advisory services.

Our principal office is located at 2815 Cox Neck Road, Chester, Maryland, 21619, and our telephone number is (888) 833-4248.

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

During the year ended December 31, 2003, the Company received only $949 in gross Revenues. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client. Historically, the Company's revenues have been concentrated on one or a very small number of clients. Until 2003, the Company did not believe that such concentrated engagements with a limited number of clients was significantly prejudicial since the Company derives its revenues from performing relatively short-term agreements. Once a project is complete the Company must obtain a new project to replace it. Until 2003, the Company generally has been able to enter into new projects with new clients. The Company believes its multi-platform approach utilizing different products for solutions enables it to provide services to a broad range of clients.

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

Employees

As of March 25, 2004, the Company has two employees consisting of the Company's President and Executive Vice President. The Company's project development services typically are provided by independent consultants engaged by the Company or client as needed to perform the Company's contracts. The Company also engages independent sales representatives to market its services. None of Company's employees is represented by unions, and we believe our relations with our employees are good.

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

Description of Arrangements for Software Product Development

As previously reported, during 2001, the Company entered into three significant software acquisition/development transactions. Due to the Company's lack of working capital resources, the Company has terminated those transactions.

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

(b) On December 26, 2001, the Company entered into an agreement with Thorson & Associates Insurance Services, Inc. ("Thorson"), pursuant to which the Company acquired a front-end stand-alone insurance broker/agency software product, a demonstration site and a hosting facility for the Company's products and services in consideration for the issuance to Thorson of 840,000 shares of the Company's common stock valued at $126,000 and 5% of the Company's technology subsidiary. The Company's has not received the software product from Thorson,and the Company's lack of working capital resources has restricted its ability to complete the development of this software product. A $126,000 loss was recognized by the Company for the year ended December 31, 2003. The Company is presently involved in negotiations related to the Thorson agreement.

(c) On October 16, 2001, the Company acquired Convert-Tech, Inc. ("CTI"), a closely-held technology solutions provider by means of a merger with a newly-formed, wholly-owned subsidiary of the Company. CTI is a provider of Internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. CTI's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. As previously reported in the Company's Form 10-QSB for the quarterly period ended September 30, 2002, on October 1, 2002, the Company entered into a release agreement with Charles R. Cronin, Jr., its former Executive Vice President and a former Director of the Company. Pursuant to the settlement agreement, the Company agreed to pay Mr. Cronin the principal sum of $250,000 plus interest at the rate of 5% per annum on or before March 31, 2003, subject to acceleration if the Company receives funding prior thereto, and to transfer and assign to Mr. Cronin all the intellectual property assets acquired by the Company in connection with the CTI acquisition. In partial consideration therefor, Mr. Cronin agreed to transfer, assign and convey 3,987,500 shares of the Company's Common Stock theretofore standing in Mr. Cronin's and/or his family trust's name. As of this date, no payment has been made to Mr. Cronin, and record and beneficial ownership of said shares remain in Mr. Cronin's and/or his family trust's name. On March 19, 2004, the Company, Mr. Cronin and his family trust entered into an Acknowledgement and Release, pursuant to which the Company's indebtedness to Mr. Cronin will be satisfied to the extent that an unaffiliated third party, Whitmore Trust, acquires certain Company shares held by Mr. Cronin and his family trust.

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

Description of Reorganization Agreement

On March 23, 2004, the Company, its wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation ("MER"), and Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad"), entered into the First Amendment to the Agreement and Plan of Merger dated February 24, 2004 (collectively, the "Reorganization Agreement"), whereby the Company agreed to sell to Myriad, an aggregate of 19,268,748 shares of the Company's Common Stock (the "Shares") representing control of the Company in consideration for the merger of Myriad into MER. The First Amendment extends the Closing Date as described in Section 7(a)(ii)(B) and
Section 7(a)(iii)(B) of the Reorganization Agreement for a period of approximately sixty (60) days to May 24, 2004, to provide Myriad with sufficient additional time to secure the Requisite Stockholder Approval (as defined in the Reorganization Agreement) resulting from the holding of a Special Meeting of Myriad stockholders in accordance with the terms and conditions of the Business Corporations Act of the Province of Alberta, Canada.

The sale of the Shares to Myriad will not be registered under the Securities Act of 1933, as amended (the "Act"), but will be made in reliance upon an exemption from the Act's registration requirements. The Company filed an Information Statement on February 25, 2004 with the Securities and Exchange Commission pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, describing the contemplated transaction, and a copy of the First Amendment on March 29, 2004 with the Securities and Exchange Commission pursuant to Form 8-K of the Securities Exchange Act of 1934.

The closing of the transaction has been approved by the respective boards of director of Company, MER and Myriad. The closing of the transaction is subject to the approval of the stockholders of Company, MER and Myriad and customary closing conditions. A special meeting of Myriad stockholders will be held as promptly as practicable to seek approval of the transaction in conformity with the requirements of the Business Corporations Act of the Province of Alberta, Canada. Holders of more than 70% of the Common Stock of Myriad have agreed to vote those shares in favor of the transaction. Holders of more than 67% of the Company's Common Stock have agreed to vote those shares in favor of the transaction.

Item 2. Description of Property.

The Company's corporate headquarters are located in Chester, Maryland. The Company's office facilities are currently provided on a no-cost basis by the Company's President. In addition, the Company's Executive Vice President operate an office from her home. The Company believes that its current facilities are adequate to meet its foreseeable requirements or that suitable additional or substitute space will be available if necessary. No real property is owned directly by the Company.

Item 3.  Legal Proceedings.

On October 1, 2002, the Company entered into an agreement and mutual general release with Charles R. Cronin, Jr., its former Executive Vice President and Director. Pursuant to the terms of the agreement, the Company agreed to sell, transfer and convey to Mr. Cronin all the assets acquired by the Company pursuant to the Agreement and Plan of Merger dated as of October 16, 2001, among Convert-Tech, Inc., Infinity Technology Solutions, Inc., and the Company, and to pay Mr. Cronin the sum of $250,000 not later than March 31, 2003, subject to acceleration in case the Company secures certain financing. As of this date, the Company has been unable to repay this obligation to Mr. Cronin. The Company understands that Mr. Cronin will release the Company of this obligation to the extent that certain funds are paid by an unaffiliated third party, the Whitmore Trust in connection with its exercise of options to acquire shares of Company Common Stock currently held by Mr. Cronin and his affiliates.

Except as set forth above, the Company is not aware of any legal proceedings in which any director, officer or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matter was submitted to stockholders.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the over-the-counter electronic bulletin board under the stock ticker symbol "SYNY." The following table sets forth the range of reported closing bid prices of Synergy 2000, Inc.'s common stock during the periods indicated. Such prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from Yahoo Finance.

                         2002
                         ----
1st Quarter        0.17        0.14
2nd Quarter        0.42        0.15
3rd Quarter        0.46        0.06
4th Quarter        0.20        0.12

                         2003
                         ----
1st Quarter        0.40        0.17
2nd Quarter        0.65        0.03
3rd Quarter        0.51        0.05
4th Quarter        0.06        0.05

As of December 31, 2003 there were 147 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

Plan of Operations

Our plan of operations for the next 12 months is to consummate the contemplated Reorganization Agreement, whereby the Company agreed to sell to Myriad, an aggregate of 19,268,748 shares of the Company's Common Stock representing control of the Company in consideration for the merger of Myriad into the Company's wholly-owned subsidiary, MER. If the Reorganization Agreement with Myriad is not consummated, then we intend to carry out our business plan as described in this Annual Report; namely, to develop additional technology products and services focused on the risk management and cost containment markets, and to continue to exploit our consulting and management services engagements.

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

If the Reorganization Agreement with Myriad is not consummated, in addition to pursuing our plan of operations, we plan to actively seek, investigate, and if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. The Company's officers and directors have a number of contacts within the field of corporate finance. As a result, it is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any firm or individual for such person to act as a finder of opportunities for the Company.

Statement of Operations December 31, 2003 to December 31, 2002

The Company's revenues or fees billed were $949 for the year ended December 31, 2003 Compared to $662,761 (including a gain of $187,500 upon the disposal of a subsidiary) for the comparable period in 2002. The decrease was due primarily to no new consulting arrangements entered into by the Company due to a slowdown caused by macro-economic factors during 2003. The year ended December 31, 2003 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during 2003 principally on monitoring its contacts in the insurance and financial services industries, positioning the Company for the anticipated greater demand for systems integration and technology consulting engagements in the future, and its continuing offering of management advisory services.

The Company's operating expenses during the year ended December 31, 2003 were $230,515 after subtracting expense related to disposal of intangible assets of $126,000) compared to $1,026,360 (after subtracting expenses related to disposal of intangible assets of $1,035,169) during the comparable period in 2002. Lower operating expenses in 2002 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $359,431 (including expenses of $126,000 related to disposal of intangible assets) for the year ended December 31, 2003 as compared to $1,379,864 (including expenses of $1,035,169 related to disposal of intangible assets) for the year ended December 31, 2002.

During the year ended December 31, 2003, the Company received only $949 in revenues. The Company's marketing plan outlines efforts to focus on major projects for several large clients simultaneously to minimize the Company's dependency on any one client.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004. The Company relies on programmers to perform its contracts and from time to time there have been shortages of programmers. The Company has not in the past nor does it anticipate any difficulty in the immediate future in obtaining programmers. Any change could result in increased fees paid to consultants.

The Company's revenues beyond 2003 are dependent upon its ability to diversify its product and service offerings. We intend to increase the development of products for the insurance industry, and intend to increase our management advisory services for the property and casualty and life insurance industries.

Liquidity

The Company's working capital was $(601,616) as of December 31, 2003 compared to $(377,184) at December 31, 2002. This deficit was primarily attributable to an increase in accounts payable, accrued expenses and notes payable, and a decrease in cash, accounts receivable, and a note receivable.

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

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2003, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at December 31, 2003). In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, all of this line of credit has been utilized, bearing interest at a rate of 9.81% at December 31, 2003. In addition, the Company has received interest-free unsecured loans, payable upon demand, from various individuals, including its officers and directors, in the aggregate amount of $4,525 at December 31, 2003. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations and infrastructure. We anticipate that existing credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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
                                 and Director

ELI DABICH, JR., age 63, is Chairman, President and a Director of the Company. Mr. Dabich oversees operations and participates in sales and marketing activities. A 1963 graduate of the U. S. Naval Academy, Mr. Dabich earned his B.S. in Engineering and served in the Navy, initially as a naval aviator. He earned a M.S. degree in Administration from George Washington University in 1970, and during the period from 1968-1970, he taught chemistry and computer science at the Naval Academy. From 1970-74, Mr. Dabich served as a marketing representative with IBM. From 1974-82, he worked as senior vice president of Sun Life Insurance Company in Baltimore, where he was responsible for data processing and administrative services. From 1982-88, Mr. Dabich served as executive vice president for administration and finance for Maryland Casualty Company. There, he was responsible for over 600 people and a budget of $50 million. Responsibilities included information systems, human resources, agency automation, software development, and systems and administration. From 1988-90, he served as National Director of Insurance Consulting for Coopers & Lybrand.

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

JEANETTE TEBRICH SMITH, age 54, Executive Vice President, Secretary, Treasurer, and a Director of Synergy 2000 serves the company in operations and administration. Ms. Smith earned a B.A degree in History/Education at UCLA and worked for Greyhound Personnel Services from 1977-80, where she served as regional manager. From 1980-86, Ms. Smith served as Vice President Human Resources & Administration for Bekins Moving and Storage in Glendale, CA. There, she directed human resources for headquarters and field locations. From 1986-95, Ms. Smith served as Assistant Vice President, Human Resources, for TransAmerica Insurance Company in Los Angeles, CA, where she provided support to field human resource managers nationally. Her key responsibilities included enhancement of employee relations, training, salary and benefits administration, organization development and employment.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of such forms furnished to the Company and its records, the Company believes that during the last fiscal year all of its officers, directors and greater than 10-percent beneficial owners complied with
Section 16.

Item 10. Executive Compensation.

The following table sets forth all compensation paid by the Company during 2001, 2002 and 2003, to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Eli Dabich, Jr.                         2003                     $      0
Chairman and President                  2002                     $ 43,500
Chairman and President                  2001                     $110,000

Jeanette Tebrich Smith                  2003                     $      0
Executive Vice President                2002                     $ 43,500
                                        2001                     $106,334

         The following tables set forth further information regarding individual grants of stock options during fiscal 2002 and 2003 to each of the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. The table also shows all options that were granted with exercise prices equal to fair market value on the dates of grant.

                                               OPTION GRANTS IN FISCAL 2003
                                                     INDIVIDUAL GRANTS
                          ---------------------------------------------------------------------       POTENTIAL REALIZABLE
                                          PERCENT OF                                                           VALUE
                             NUMBER OF      TOTAL                                                    AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                   PER SHARE                            OF STOCK PRICE
                            UNDERLYING     GRANTED      PER SHARE      MARKET                         APPRECIATION FOR OPTION
                              OPTIONS        TO          EXERCISE     PRICE ON                               TERM(2)
                              GRANTED   EMPLOYEES IN      PRICE      GRANT DATE     EXPIRATION       ------------------------
NAME                          (#)(1)     FISCAL 2001    ($/SH)(1)      ($/SH)          DATE              5%($)     10%($)
----                      -------------- -----------    ---------      ------      ------------          -----     ------
Eli Dabich, Jr.............   75,000        50.0%        $0.187        $0.17        12/20/2010          $ 8,820    $22,352
Jeanette T. Smith..........   75,000        50.0%        $0.187        $0.17        12/20/2010          $ 8,820    $22,352
-------------


                                               OPTION GRANTS IN FISCAL 2002
                                                     INDIVIDUAL GRANTS
                          ---------------------------------------------------------------------       POTENTIAL REALIZABLE
                                          PERCENT OF                                                           VALUE
                             NUMBER OF      TOTAL                                                    AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                   PER SHARE                            OF STOCK PRICE
                            UNDERLYING     GRANTED      PER SHARE      MARKET                         APPRECIATION FOR OPTION
                              OPTIONS        TO          EXERCISE     PRICE ON                               TERM(2)
                              GRANTED   EMPLOYEES IN      PRICE      GRANT DATE     EXPIRATION       ------------------------
NAME                          (#)(1)     FISCAL 2002    ($/SH)(1)      ($/SH)          DATE              5%($)     10%($)
----                      -------------- -----------    ---------      ------      ------------          -----     ------
Eli Dabich, Jr.............   75,000        33.3%        $0.165        $0.15        12/20/2010          $ 6,822    $16,804
Jeanette T. Smith..........   75,000        33.3%        $0.165        $0.15        12/20/2010          $ 6,822    $16,804
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

         There were no exercises of stock options by any of the named executive officers in 2002 and 2003. The following table sets forth certain information concerning the exercise of stock options during fiscal 2002 and 2003 by each of the Named Executive Officers and the number and value at December 31, 2002 and at December 31, 2003 of unexercised options held by said individuals.

                                 AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND 2003
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                    UNDERLYING               IN-THE-MONEY OPTIONS
                                 SHARES         VALUE         UNEXERCISED OPTIONS AT        AT FISCAL YEAR-END(2)($)
                               ACQUIRED ON    REALIZED         FISCAL YEAR-END (#)
NAME                           EXERCISE (#)    ($)(1)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                           ------------ ------------   -----------   -------------    -----------   -------------
Eli Dabich, Jr...........           0        $      0       225,000                0       $        0     $        0
Jeanette T. Smith........           0        $      0       225,000                0       $        0     $        0

--------------------------

         (1) "Value Realized" represents the fair market value of the shares underlying the option on the date of exercise less the aggregate exercise price.

         (2) These values, unlike the amounts set forth in the column entitled "Value Realized," have not been, and may never be, realized, and are based on the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Company's Common Stock on December 31, 2003 ($0.05 per share).

Committees and Meetings of the Board of Directors:

Board of Directors:

During the year ended December 31, 2003, there were two meetings of the Company's Board of Directors. Other actions in 2003 were conducted by means of unanimous written consents on four separate instances. In order to facilitate the various functions of the Board of Directors, the Board of Directors has created an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the entire Board of Directors. Each director attended all meetings of the Board and the committee on which he or she was/is a member during 2002 and 2003.

Audit Committee:

The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company's independent auditors and makes recommendations to the Board with respect to these and related matters. The current members of the committee are Eli Dabich, Jr. and Jeanette T. Smith. None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc. All of the current members of the Audit Committee will resign effective as of the Closing of the Reorganization Agreement. The Board of Directors has not yet appointed new members to the Audit Committee, but intends to do so at its next meeting.

Compensation Committee:

The Compensation Committee makes decisions as to the compensation and benefits of the Company's officers and key employees when such decisions are not made by the Board. The current members of the committee are Eli Dabich, Jr. and Jeanette
T. Smith. The Compensation Committee did not formally meet during 2002 or 2003. All of the current members of the Compensation Committee will resign effective as of the Closing of the Reorganization Agreement. The Board of Directors has not yet appointed new members to the Compensation Committee, but intends to do so at its next meeting.

Director Compensation:

Each director who is not an employee receives a $5,000 annual retainer, $1,000 for each Board meeting attended in person, $500 for each meeting of a committee of the Board which is separate from a Board meeting attended in person, and $250 for each Board or committee meeting attended by telephone. Under the Company's 2000 Incentive Stock Plan, non-employee directors receive an initial option grant to purchase 10,000 shares of Common Stock when such person is first elected or appointed as a Company director and thereafter, on the date of each annual meeting of the Company's shareholders, an additional grant to purchase 10,000 shares of Common Stock (other than to directors who receive an initial grant during the calendar year in which the annual meeting is held), provided that such non-employee director continues in office after the annual meeting.

Employment Agreements

The Company entered into a three-year employment agreement with Eli Dabich, Jr., its President, commencing as of July 1, 2000, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Said employment agreement was amended in November 2001 to provide that Mr. Dabich receives base compensation of $131,000 for the period ending December 31, 2001, increasing to $180,000 for the period commencing as of January 1, 2002, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Mr. Dabich also is entitled to receive a guaranteed bonus equal to 25% of his annual base compensation commencing as of 2001, and a performance bonus based on the Company's gross revenues as follows:
(i) 3% of the Company's gross revenues less than or equal to $10,000,000, (ii) 2% of the Company's gross revenues greater than $10,000,000 and less than or equal to $20,000,000, and (iii) 1% of the Company's gross revenues greater than $20,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Mr. Dabich receives options, exercisable immediately, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Mr. Dabich will vest upon a change in control of the Company. In addition, if Mr. Dabich is terminated other than for cause, Mr. Dabich will receive 200% of his base compensation as a severance payment. Notwithstanding the foregoing terms, Mr. Dabich has agreed to execute and deliver an Acknowledgement and Release in connection with the Closing under the Reorganization Agreement providing for the forfeiture of all accrued and unpaid compensation and benefits and the cancellation of his Employment Agreement and all options under the Company's 2000 Incentive Stock Plan.

The Company entered into a three-year employment agreement with Jeanette T. Smith, its Executive Vice President, commencing as of July 1, 2000, amended on November 1, 2001 to provide for the commencement of a new three-year term, subject to annual successive one-year renewals thereafter unless either party notifies the other party of its election not to so renew not less than 90 days prior to the expiration of the initial term or the then current renewal term, as the case may be. Said employment agreement was amended in November 2001 to provide that Ms. Smith receives base compensation of $125,000 for the period ending December 31, 2001, increasing to $160,000 for the period commencing as of January 1, 2002, and thereafter, annual base compensation in an amount not less than the rate paid for the immediately preceding year. Ms. Smith also is entitled to receive a guaranteed bonus equal to 25% of her annual base compensation commencing as of 2001, and a performance bonus based on the Company's gross revenues as follows: (i) 3% of the Company's gross revenues less than or equal to $10,000,000, (ii) 2% of the Company's gross revenues greater than $10,000,000 and less than or equal to $20,000,000, and (iii) 1% of the Company's gross revenues greater than $20,000,000, and to such other bonuses as determined by the board of directors in its discretion. The agreement further provides that Ms. Smith receives options, exercisable immediately, as of January 1 of each year commencing with January 1, 2001, to purchase 75,000 shares of the Company's Common Stock at a price equal to 110% of the closing bid price of the Company's Common Stock as of the most recent trading date immediately preceding the date of each such grant. All options granted to Ms. Smith will vest upon a change in control of the Company. In addition, if Ms. Smith is terminated other than for cause, Ms. Smith will receive 200% of her base compensation as a severance payment. Notwithstanding the foregoing terms, Ms. Smith has agreed to execute and deliver an Acknowledgement and Release in connection with the Closing under the Reorganization Agreement providing for the forfeiture of all accrued and unpaid compensation and benefits and the cancellation of her Employment Agreement and all options under the Company's 2000 Incentive Stock Plan.

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

As of December 31, 2003, options to purchase 600,000 shares of common stock were outstanding at a weighted average exercise price of $.44 per share. As of March 25, 2004, options to purchase 600,000 shares of common stock were outstanding at a weighted average exercise price of $.44 per share. No shares had been issued upon exercise of outstanding options, and 900,000 shares remained available for future grant under the 2000 stock plan. In connection with the closing under the Reorganization Agreement, the Company's officers and directors have agreed to cancel 450,000 options previously granted to each of them pursuant to the Company's 2000 Incentive Stock Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 25, 2003 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 25, 2003, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 16,107,133 shares of common stock outstanding.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders.

Name of Shareholder                  Number of Shares    Percent of Common Stock
-------------------                  ----------------    -----------------------
Eli Dabich, Jr.(1)                     2,982,119                 18.2%
Jeanette T. Smith(2)                   2,350,564                 14.1
Michael D. York(3)                     2,195,000                 13.6
Charles R. Cronin, Jr.(4)              4,187,500                 26.0
All executive officers and directors   5,332,683                 32.3%
  as a group (2 persons)

-------------------
         (1) Includes options to purchase 225,000 shares immediately exercisable by Mr. Dabich. Includes 146,800 shares held in the name of the Dabich Charitable Trust U/T/D 10/15/99 which Mr. Dabich may be deemed to share voting and dispositive power by virtue of his capacity as a Co-Trustee. Mr. Dabich disclaims beneficial ownership with respect to shares held by the Dabich Charitable Trust. Mr. Dabich's address is 2815 Cox Neck Road, Chester, Maryland, 21619.

         (2) Includes options to purchase 225,000 shares immediately exercisable by Ms. Smith. Ms. Smith's address is 4711 Hillard Avenue, La Canada, California, 91011.

         (3) Includes 1,650,000 shares held by The Michael York Family Limited Partnership and 45,000 shares owned by the Michael D. York Charitable Foundation, each in which Mr. York may be deemed to share voting and dispositive power by virtue of his capacity, and 500,000 shares owned by Mr. York directly. Mr. York's address is 3039 Primier Parkway, Suite 100, Duluth, Georgia, 30097.

         (4) Includes 3,987,500 shares held of record and beneficially by the Cronin Family Revocable Trust, of which Mr. Cronin is a Co-Trustee, and 200,000 Shares beneficially owned by Mr. Cronin's children. Mr. Cronin's address is 1285 Dumaine Road, Oak Park, California, 91377.

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

         (b) Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2003.

         (c) Exhibits

Exhibit No.
-----------

3.1               Articles of Incorporation (1)

2.1 Agreement and Plan of Merger dated February 24, 2004, among the Registrant, MER Resorts, Inc., and Myriad Golf Resort, Inc. (8)

2.2 First Amendment dated as of March 23, 2004 to the Agreement and Plan of Merger dated February 24, 2004, Among the Registrant, MER Resorts, Inc., and Myriad Golf Resort, Inc.
                  (8)

3.2               Certificate of Amendment to Certificate of Incorporation (1)

3.3               By-Laws (1)

3.4               Amended and Restated By-Laws (7)

10.1              2000 Stock Incentive Plan (2)

10.2              Form of Stock Option Agreement (2)

10.3 Employment Agreement dated as of July 1, 2000, between the Registrant and Eli Dabich, Jr. (2)

10.4 Employment Agreement dated as of July 1, 2000, between the Registrant and Jeanette T. Smith (2)

10.5 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Eli Dabich, Jr. (2)

10.6 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Jeanette T. Smith (2)

10.7 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Charles R. Cronin, Jr. (2)

10.8 Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation (3)

10.9 First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Eli Dabich, Jr. (4)

10.10 First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Jeanette T. Smith (4)

10.11 Agreement and Plan of Reorganization by and among the Registrant, Infinity Technology Solutions, Inc. and Convert-Tech, Inc. dated October 16, 2001 (5)

10.12 Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr. (5)

10.13 Development, License and Proprietary Rights Agreement dated December 31, 2001, between the Registrant and CCC Information Services, Inc. (6)

10.14 Termination Agreement dated as of April 9, 2003, between the Registrant and CCC Information Services, Inc. (7)

21.1              Subsidiaries of the Registrant

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------

(1) Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

(2) Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.

(3) Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2001.

(4) Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.

(5) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

(6) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

(7) Previously filed as exhibit to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2003

(8) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 29, 2004

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements
                                December 31, 2003


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

Consolidated Statements of Stockholders' Equity                         F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Notes to Financial Statements                              F-6

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors
Synergy 2000, Inc.

We have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and Subsidiaries as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergy 2000, Inc., at December 31, 2003, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred a significant loss from operations and has a deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MILNER AND BROCK, CPA's
Greenville, South Carolina
March 22, 2004

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                        2003
                                                                    ------------

ASSETS
------

     Current Assets:
         Cash                                                       $     2,082
         Accounts Receivable                                                 --
                                                                    ------------
              Total Current Assets                                        2,082

     Equipment, Net                                                       4,619

     Other Assets
         Intangible Assets, Net                                              --
                                                                    ------------
              Total Other Assets                                             --
                                                                    ------------

              Total Assets                                          $     6,701
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   335,646
         Accrued Expenses                                               223,527
         Notes Payable                                                   44,525
                                                                    ------------
              Total Current Liabilities                                 603,698


     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                     16,107
         Capital in Excess of Par Value of Common Stock               1,494,414
         Retained (Deficit)                                          (2,107,518)
                                                                    ------------

              Total Stockholders' Equity                               (596,997)
                                                                    ------------


              Total Liabilities and Stockholders' Equity            $     6,701
                                                                    ============

          See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year               Year
                                                   Ended              Ended
                                                December 31,        December 31,
                                                    2003               2002
                                               --------------     --------------

Operating Revenues:
       Fees Billed                             $         949      $     475,261
       Disposal of Subsidiary                             --            187,500
                                               --------------     --------------
                                                         949            662,761

Operating Expenses:
       Salaries                                           --            275,451
       Contract Services                                  --            304,911
       Taxes and Licenses                                 --             13,908
       Travel and Business                               500             47,474
       Meals and Entertainment                           308                390
       Advertising                                        60              1,682
       Professional Fees                             138,052            165,014
       Rent                                            1,573             16,519
       Telephone                                       1,544             11,925
       Supplies                                           60              4,386
       Insurance                                      31,920             70,161
       Postage and Shipping                                9              1,233
       Dues and Subscription                              --                373
       Investor Relations                              1,825              2,025
       Disposal of Intangibles                       126,000          1,035,169
       Depreciation                                    4,014              4,575
       Bad Debts                                      48,654            101,247
       Miscellaneous                                   1,996              5,086
                                               --------------     --------------
                                                     356,515          2,061,529
                                               --------------     --------------

Net Income (Loss) From Operations                   (355,566)        (1,398,768)

Interest (Expense) Income                             (3,865)            18,904
                                               --------------     --------------

Net Income (Loss) Before Income Taxes               (359,431)        (1,379,864)

Income Tax Benefit (Expense)                              --                 --
                                               --------------     --------------

Net Income (Loss)                              $    (359,431)     $  (1,379,864)
                                               ==============     ==============

          See accompanying notes to consolidated financial statements.

                            SYNERGY 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Capital                           Total
                                               In Excess       Retained          Stock-
                                Common          of Par         Earnings          holders'
                                Stock            Value         (Deficit)         Equity
                             ------------    ------------    ------------     ------------
Balance -
  December 31, 2001          $    16,107     $ 1,489,429     $  (368,223)     $ 1,137,313

     Net Loss                         --              --      (1,379,864)      (1,379,864)
                             ------------    ------------    ------------     ------------

Balance -
  December 31, 2002               16,107       1,489,429      (1,748,087)        (242,551)

     Capital Contributed              --           4,985              --            4,985
     Net Loss                         --              --        (359,431)        (359,431)
                             ------------    ------------    ------------     ------------

Balance -
  December 31, 2003          $    16,107     $ 1,494,414     $(2,107,518)     $  (596,997)
                             ============    ============    ============     ============

               See accompanying notes to consolidated financial statements.

                                           F-4

                              SYNERGY 2000, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year             Year
                                                                     Ended            Ended
                                                                  December 31,     December 31,
                                                                      2003             2002
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                          $  (359,431)     $(1,379,864)
       Adjustments to Reconcile Net Income (Loss) to Net Cash
        Provided by (Used) in Operating Activities:
            Depreciation                                                4,014            4,575
            Disposal of Intangible Assets                             126,000        1,035,169
            Dec. (Inc.) in Accounts Receivables                        48,654           74,078
            Dec. (Inc.) in Note Receivable                                 --          200,000
            Dec. (Inc.) in Other Current Assets                            --               --
            Inc. (Dec.) in Accounts Payable                           116,069           62,973
            Inc. (Dec.) in Accrued Expenses                                --          (46,833)
            Inc. (Dec.) in Accrued Income Taxes                            --               --
            Inc. (Dec.) in Deferred Income Taxes                           --               --
                                                                  ------------     ------------

                   Net Cash Provided by (Used) in
                       Operating Activities                           (64,694)         (49,902)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Aquisition of Equipment                                             --               --
       Disposal (Aquisition) of Intangible Assets                          --        2,700,000
                                                                  ------------     ------------

                   Net Cash Provided by (Used) in
                       Investing Activities                                --        2,700,000
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds of Short-term Borrowings                               44,525               --
       Capital Contributed                                              4,985               --
       Other Liability                                                     --       (2,700,000)
                                                                  ------------     ------------

                   Net Cash Provided by(Used) in
                       Financing Activities                            49,510       (2,700,000)
                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                                       (15,184)         (49,902)

CASH - BEGINNING                                                       17,266           67,168
                                                                  ------------     ------------

CASH - ENDING                                                     $     2,082      $    17,266
                                                                  ============     ============

                 See accompanying notes to consolidated financial statements.

                                              F-5

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003


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

Infinity Technology Solutions, Inc. (ITS): During 2001, the Company formed ITS for the purpose of acquiring Convert-Tech, Inc. The acquisition was consummated on October 1, 2001 pursuant to an Agreement and Plan of Merger. ITS was now able to provide internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. ITS's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. 5,000,000 shares of the Company's $.001 par value common stock was issued for all the outstanding common shares of Convert-Tech, Inc.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2003


Industry Concentrations: Since the Company's clients include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry. Additionally, during the year ended December 31, 2003, the Company derived more than 100% of its revenues from one client.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $4,014 for the year ended December 31, 2003 and $4,575 for the year ended December 31, 2002.

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

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. Due to contract disputes, the product was never delivered; therefore, a $126,000 loss was recognized in the accompanying consolidated statements of operations for the year ended December 31, 2003.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2003


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

NOTE 2 - NOTE RECEIVABLE
         ---------------
On January 12, 2001, the Company deposited $250,000 with Energy Products of Idaho in an attempt to broker a joint venture between Energy Products of Idaho and California Biomass Repowering Corporation. The joint venture was not closed; therefore, pursuant to the terms of the negotiation agreement, $50,000 was non-refundable and was expensed by the Company in the consolidated statements of operations for the year ended December 31, 2001, and $200,000 was refunded, plus interest at 9.00% per annum, on February 7, 2002.

NOTE 3 - EQUIPMENT
         ---------
Equipment consists of the following:

                  Computer Equipment                       $ 24,893
                  Accumulated Depreciation                  (20,274)
                                                           ---------
                                                           $  4,619
                                                           =========

NOTE 4 - NOTES PAYABLE
         -------------
Notes Payable consists of the following:

Line of credit from a financial corporation, not to exceed $40,000, and payable on demand. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and sixty one one hundredths percent
(9.61% at December 31, 2003).                                           $40,000

Short-term notes from various individuals, and payable on demand. The
notes are unsecured, and are interest free.                             $ 4,525

NOTE 5 - LINE OF CREDIT
         --------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2003, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at December 31, 2003).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2003


NOTE 6 - INCOME TAXES
         ------------
The income tax provision consists of the following:

                                             2003           2002
                                          ----------     ----------

           Current                        $      --      $      --
           Deferred                              --             --
                                          ----------     ----------
                                          $      --      $      --
                                          ==========     ==========

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                            2003          2002
                                                         ----------   ----------

           Income Tax Expense Computed at the
              Statutory Federal Income Tax Rate          $(122,207)   $(469,154)
           Increase (Decrease) in Income Taxes
              Resulting From:
                    Net Operating Losses Not Recognized    122,207      469,154
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Continued)
                                December 31, 2003


                                                 OUTSTANDING OPTIONS
                                                 -------------------
                                       Reserved                       Price Per
                                        Shares          Number           Share
                                     -----------     -----------     -----------
       Balance 12/31/02               1,500,000         560,000       $.50 -.90
           Reserved                          --              --              --
           Granted                           --              --              --
           Exercised                         --              --              --
           Expired                           --              --        .55 -.90
                                     -----------     -----------
       Balance 12/31/03               1,500,000         560,000       $.50 -.90
                                     ===========     ===========

At December 31, 2003, nonqualified options to purchase 560,000 shares of common stock were granted; options to purchase 521,000 shares were exercisable as of December 31, 2003; and options to purchase 940,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 8 - CAPITAL RESOURCES AND SUBSEQUENT EVENT
         --------------------------------------
During the years presented in the consolidated financial statements, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $601,616. Expense reductions have been implemented by management during these periods and as explained more fully in Note 5, the Company does have access to an unused line of credit totaling $200,000. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources.

On February 24, 2004, the Company and Myriad Golf Resort, Inc., an Alberta, Canada corporation, entered into an Agreement and Plan of Merger, whereby the Company agreed to sell to Myriad, an aggregate of 19,268,748 shares of the Company's common stock, representing control of the Company, in exchange for all the outstanding common stock of Myriad. Immediately following the closing of the merger, the Company intends to implement the Myriad business plan. Myriad was organized to build resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

Although the Company feels the Myriad merger will provide it with the necessary resources and plans to return the Company to profitability, there can be no assurance of the success of any of the above referenced programs.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

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

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

 /s/ Eli Dabich, Jr.       Chairman, Chief Executive Officer,     March 29, 2004
------------------------   President and Director
Eli Dabich, Jr.            (Principal Executive Officer)

 /s/ Jeanette T. Smith     Executive Vice President, Treasurer,   March 29, 2004
------------------------   Secretary and Director
Jeanette T. Smith          (Principal Financial and
                           Accounting Officer)

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

Date: March 29, 2004

                                     /s/ ELI DABICH, JR.
                                     -------------------
                                       Eli Dabich, Jr.
                       CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

Date: March 29, 2004

                                      /s/ JEANETTE T. SMITH
                                      ---------------------
                                        Jeanette T. Smith
                                    EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER

                               SYNERGY 2000, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS

                                 Exhibits Page
                                                                            ----

3.1      Articles of Incorporation (1)

2.3 Agreement and Plan of Merger dated February 24, 2004, among the Registrant, MER Resorts, Inc., and Myriad Golf Resort, Inc. (8)

2.4 First Amendment dated as of March 23, 2004 to the Agreement and Plan of Merger dated February 24, 2004, Among the
         Registrant, MER Resorts, Inc., and Myriad Golf Resort, Inc.
         (8)

3.2      Certificate of Amendment to Certificate of Incorporation (1)

3.3      By-Laws (1)

3.4      Amended and Restated By-Laws (7)

10.1     2000 Stock Incentive Plan (2)

10.4     Form of Stock Option Agreement (2)

10.5 Employment Agreement dated as of July 1, 2000, between the Registrant and Eli Dabich, Jr. (2)

10.4 Employment Agreement dated as of July 1, 2000, between the Registrant and Jeanette T. Smith (2)

10.5 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Eli Dabich, Jr. (2)

10.6 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Jeanette T. Smith (2)

10.7 Indemnification Agreement dated as of December 29, 2000, between the Registrant and Charles R. Cronin, Jr. (2)

10.8 Agreement dated as of April 1, 2001, between the Registrant and LOMA, a Georgia not-for-profit corporation (3)

10.9 First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Eli Dabich, Jr. (4)

10.10 First Amendment to Employment Agreement dated as of November 1, 2001, between the Registrant and Jeanette T. Smith (4)

10.11 Agreement and Plan of Reorganization by and among the Registrant, Infinity Technology Solutions, Inc. and
         Convert-Tech, Inc. dated October 16, 2001 (5)

10.12 Employment Agreement dated as of October 16, 2001, between the Registrant and Charles R. Cronin, Jr. (5)

10.13 Development, License and Proprietary Rights Agreement dated December 31, 2001, between the Registrant and CCC Information Services, Inc. (6)

10.15 Termination Agreement dated as of April 9, 2003, between the Registrant and CCC Information Services, Inc. (7)

21.2     Subsidiaries of the Registrant                                      27

99.1     Certifications of Chief Executive Officer and Chief Financial
         Officer pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          28

-------------------------

(1) Previously filed as exhibit to Registrant's Form 10-SB filed with the Securities and Exchange Commission on August 12, 1998.

(2) Previously filed as exhibit to Registrant's Form S-8 filed with the Securities and Exchange Commission on March 28, 2001.

(3) Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2001.

(4) Previously filed as exhibit to Registrant's Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2001.

(5) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

(6) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

(7) Previously filed as exhibit to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2003

(8) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 29, 2004