Form 10QSB
period 2004-03-31
SYNERGY 2000 INC
filed 2004-05-12
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

         The number of shares outstanding of the issuer's common stock as of May 7, 2004, was 16,107,333.

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

         Report of Independent Accountant; .................................. 3

         Consolidated Balance Sheet -  March 31, 2004 (unaudited); ...........4

         Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2004 and 2003; .......................5

         Consolidated Statements of Stockholders' Equity (Unaudited) .........6

         Consolidated Statements of cash flows (unaudited) -
           Three months ended March 31, 2004 and 2003; .......................7

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

Item 4.  Submission of Matters to Vote of Security Holders ..................15

Item 5.  Other Information ..................................................15

Item 6.  Exhibits and Reports on Form 8-K ...................................16

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANT


Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of March 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the company's management.

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




MILNER AND BROCK, CPA's
Greenville, South Carolina
May 11, 2004

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)


                                                                     March 31,
                                                                        2004
                                                                    ------------
ASSETS
------

     Current Assets:
         Cash                                                       $     2,272
         Accounts Receivable                                                 --
                                                                    ------------
              Total Current Assets                                        2,272

     Equipment, Net                                                       3,827

     Other Assets:
         Intangible Assets, Net                                              --
                                                                    ------------
              Total Other Assets                                             --
                                                                    ------------

              Total Assets                                          $     6,099
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   358,888
         Accrued Expenses                                               223,527
         Notes Payable                                                   42,350
                                                                    ------------
              Total Current Liabilities                                 624,765

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,107,133 Shares                     16,107
         Capital in Excess of Par Value of Common Stock               1,509,399
         Retained Earnings (Deficit)                                 (2,144,172)
                                                                    ------------

              Total Stockholders' Equity                               (618,666)
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $     6,099
                                                                    ============


          See accompanying notes to consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2004               2003
                                               --------------     --------------

Fees Billed                                    $          --      $         949

Operating Expenses:
      Salaries                                            --                 --
      Contract Services                                   --                 --
      Taxes and Licenses                                 293                 --
      Travel and Business                                 --                500
      Meals and Entertainment                             --                308
      Advertising                                         --                 --
      Professional Fees                               24,050                118
      Rent                                                --                780
      Telephone                                           --                782
      Supplies                                            --                 --
      Insurance                                        9,797              8,607
      Postage and Shipping                                24                 --
      Dues and Subscriptions                              --                 --
      Investor Relations                                 214              1,075
      Depreciation                                       792              1,004
      Miscellaneous                                    1,484                391
                                               --------------     --------------
                                                      36,654             13,565
                                               --------------     --------------

Net Income (Loss) From Operations                    (36,654)           (12,616)

Interest Income                                           --                 --
                                               --------------     --------------

Net Income (Loss) Before Income Taxes                (36,654)           (12,616)

Income Tax Benefit (Expense)                              --                 --
                                               --------------     --------------

Net Income (Loss)                              $     (36,654)     $     (12,616)
                                               ==============     ==============


          See accompanying notes to consolidated financial statements.

                                SYNERGY 2000, INC. AND SUBSIDIARIES
                    Consolidated Statements of Stockholders' Equity (Unaudited)

                                                   Capital                              Total
                                                  In Excess         Retained            Stock-
                                 Common             of Par          Earnings           holders'
                                 Stock              Value           (Deficit)           Equity
                             --------------    --------------    --------------     --------------
Balance -
  December 31, 2003          $      16,107     $   1,494,414     $  (2,107,518)     $    (596,997)

     Capital Contributed                --            14,985                --             14,985
     Net (Loss)                         --                --           (36,654)           (36,654)
                             --------------    --------------    --------------     --------------

Balance -
  March 31, 2004             $      16,107     $   1,509,399     $  (2,144,172)     $    (618,666)
                             ==============    ==============    ==============     ==============


                   See accompanying notes to consolidated financial statements.

                                                6

                                  SYNERGY 2000, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows (Unaudited)

                                                                  Three Months           Three Months
                                                                     Ended                  Ended
                                                                    March 31,              March 31,
                                                                      2004                   2003
                                                                -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                        $        (36,654)     $        (12,616)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                                     792                 1,004
            Dec. (Inc.) in Accounts Receivable                                --                  (949)
            Inc. (Dec.) in Accounts Payable                               23,242                (1,890)
                                                                -----------------     -----------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                        (12,620)              (14,451)
                                                                -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital Contributed                                                14,985                    --
       Repayment of Short-term Borrowings                                 (2,175)                   --
                                                                -----------------     -----------------

                   Net Cash Provided by (Used) in Financing
                      Activities                                          12,810                    --
                                                                -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                              190               (14,451)

CASH - BEGINNING                                                           2,082                17,266
                                                                -----------------     -----------------

CASH - ENDING                                                   $          2,272      $          2,815
                                                                =================     =================


                   See accompanying notes to consolidated financial statements.

                                                7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                 March 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

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

Infinity Technology Solutions, Inc. (ITS): During 2001, the Company formed ITS for the purpose of acquiring Convert-Tech, Inc. The acquisition was consummated on October 1, 2001 pursuant to an Agreement and Plan of Merger. ITS was formed to provide internet-based solutions that enable e-commerce in an effort to streamline and automate the insurance distribution, policy servicing and review process. ITS's software applications (including wireless applications) and professional services offerings are designed to meet the evolving needs of carriers, distributors and buyers of insurance. 5,000,000 shares of the Company's $.001 par value common stock was issued for all the outstanding common shares of Convert-Tech, Inc.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004


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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $792 for the three months ended March 31, 2004 and $1,004 for the three months ended March 31, 2003.

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

In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of a stand-alone insurance broker/agency software product valued at $126,000. Due to contract disputes, the product was never delivered; therefore, a $126,000 loss was recognized for the year ended December 31, 2003.

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

DEFERRED INCOME TAXES - For income tax reporting, the Company uses accounting methods that recognizes depreciation sooner than for financial statement

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004


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

NOTE 2 - EQUIPMENT
         ---------
Equipment consists of the following:


           Computer Equipment                      $     24,893
           Accumulated Depreciation                     (21,066)
                                                   -------------
                                                   $      3,827
                                                   =============

NOTE 3 - NOTES PAYABLE
         -------------
Notes Payable consists of the following:

Line of credit from a financial corporation, not to exceed $40,000, payable on demand. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and sixty one one hundredths percent (9.61% at March 31, 2004).
                                                                         $40,000

Short-term notes from various individuals, payable on demand. The notes are
unsecured and are interest free.                                          $2,350

NOTE 4 - LINE OF CREDIT
         --------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at March 31, 2004).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004


NOTE 5 - INCOME TAXES
         ------------
The income tax provision consists of the following:

                                                      2004              2003
                                                 -------------     -------------
                  Current                        $         --      $         --
                  Deferred                                 --                --
                                                 -------------     -------------
                                                 $         --      $         --
                                                 =============     =============


The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                                       2004              2003
                                                                  -------------     -------------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate                      $    (12,462)     $     (4,289)
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized                        12,462             4,289
                                                                  -------------     -------------
                                                                  $         --      $         --
                                                                  =============     =============


The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:


                                                                       2004              2003
                                                                  -------------     -------------
         Method of Revenue and Expense
            Recognition                                           $         --      $         --
         Additional Depreciation for Income
            Tax Purposes                                                    --                --
                                                                  -------------     -------------
                                                                  $         --      $         --
                                                                  =============     =============

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004


                                                        Outstanding Options
                                                        -------------------
                                     Reserved                         Price Per
                                      Shares            Number          Share
                                   ------------       ----------      ----------
     Balance 12/31/03                1,500,000          560,000       $ .50-.90
          Reserved                      --                 --             --
          Granted                       --                 --             --
          Exercised                     --                 --             --
          Expired                       --                 --             --
                                   ------------       ----------
     Balance 3/31/04                 1,500,000          560,000         .50-.90
                                   ============       ==========

At March 31, 2004, nonqualified options to purchase 560,000 shares of common stock were granted; options to purchase 540,500 shares were exercisable as of March 31, 2004; and options to purchase 940,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 7 - CAPITAL RESOURCES
         -----------------
During first quarter 2004, year ended 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $622,493. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to an unused line of credit totaling $200,000. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources.

On February 24, 2004, the Company and Myriad Golf Resort, Inc., an Alberta, Canada corporation, entered into an Agreement and Plan of Merger, whereby the company agreed to sell to Myriad an aggregate of 19,268,748 shares of the Company's common stock, representing control of the Company, in exchange for all the outstanding common stock of Myriad. Immediately following the closing of the merger, the Company intends to implement the Myriad business plan. Myriad was organized to build resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

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

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to close the contemplated reorganization transaction with Myriad Golf Resort, Inc., an Alberta, Canada corporation described below. If the Myriad reorganization does not close, then the Company intends to develop additional technology products and services focused on the risk management and cost containment markets, and to continue to exploit its consulting and management services engagements.

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

In addition to pursuing our plan of operations, we plan to actively seek, investigate, and if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. On February 24, 2004, the Company and Myriad Golf Resort, Inc., an Alberta, Canada corporation, entered into an Agreement and Plan of Merger, whereby the Company agreed to sell to Myriad an aggregate of 19,268,748 shares of the Company's common stock, representing control of the Company, in exchange for all the outstanding common stock of Myriad. On March 23, 2004, the Company entered into the First Amendment to the Agreement and Plan of Merger dated February 24, 2004 to extend the closing date of the transaction to May 24, 2004 to provide Myriad with sufficient additional time to secure the requisite stockholder approval resulting from the holding of a special meeting of Myriad stockholders in accordance with the terms and conditions of the Business Corporations Act of the Province of Alberta, Canada. Immediately following the closing of the merger, the Company intends to implement the Myriad business plan. Myriad was organized to build and operate resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

Statement of Operations for the Three Months Ended March 31, 2004 to March 31, 2003

The Company had no revenues for the quarter ended March 31, 2004 compared to $949 for the comparable period in 2003. The Company focused its efforts during the quarter ended March 31, 2004 on executing the definitive Agreement and Plan of Merger with Myriad Golf Resort, Inc.

The Company's operating expenses during the quarter ended March 31, 2004 were $36,654 compared to $13,565 during the comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of documentation for the Myriad transaction and increased insurance costs. The Company had a net loss of $36,654 from operations for the quarter ended March 31, 2004 as compared to a net loss of $12,616 for the quarter ended March 31, 2003 due to such increased expenditures.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004.

The Company's revenues during 2004 and beyond are dependent upon its ability to close the announced transaction with Myriad Golf Resort, Inc., and to diversify its product and service offerings.

Liquidity

The Company's working capital was $(622,493) as of March 31, 2004 compared to $(388,796) as of March 31, 2003. At March 31, 2004, the Company had a decrease in cash and cash equivalents to $2,272 from $2,815 for the period ended March 31, 2003.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of March 31, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at March 31, 2004). In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, all of this line of credit has been utilized, bearing interest at a rate of 9.61% at March 31, 2004.

The Company will require additional capital financing to implement the Myriad business plan. Myriad was organized to build and operate resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management. We anticipate that following the closing of the Myriad reorganization transaction, new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The closing of the Myriad reorganization transaction is subject to the approval of the stockholders of Synergy. Holders of more than 67% of the Common Stock of Synergy have agreed to vote those shares in favor of the transaction. Except as set forth above, there have been no matters submitted to a vote of security Holders during this reporting period.

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

         (b) Reports on Form 8-K relating to the quarter ended March 31, 2004.

             The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.


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

Date: May 12, 2004.

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

Date: May 12, 2004


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

Date: May 12, 2004


                              /s/ JEANETTE T. SMITH
                                Jeanette T. Smith
                          EXECUTIVE VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                                    DESCRIPTION
   ------                                    -----------
    99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.