Form 10QSB
period 2004-06-30
Myriad Entertainment & Resorts, Inc.
filed 2004-08-19
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-24640

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
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

Suite 1000, 10050-112 Street, 10th Floor, Edmonton, Alberta, Canada T5K 2J1
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (780) 431-0086
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of August 10, 2004, was 38,407,333.

                               SYNERGY 2000, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements ..............................................F-1

         Report of Independent Accountant; .................................F-3

         Consolidated Balance Sheet -  June 30, 2004 (unaudited); ..........F-4

         Consolidated Statements of Operations (unaudited) -
           Six months ended June 30, 2004 and 2003; ........................F-5

         Consolidated Statements of Stockholders' Equity (Unaudited) .......F-6

         Consolidated Statements of cash flows (unaudited) -
           Six months ended June 30, 2004 and 2003; ........................F-7

         Notes to financial statements .....................................F-8

Item 2.  Management's Discussion and Analysis or Plan of Operations ..........3

Item 3.  Controls and Procedures..............................................5

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ...................................................6

Item 2.  Changes in Securities ...............................................6

Item 3.  Defaults Upon Senior Securities .....................................6

Item 4.  Submission of Matters to Vote of Security Holders ...................6

Item 5.  Other Information ...................................................6

Item 6.  Exhibits and Reports on Form 8-K ....................................7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)
                                  June 30, 2004

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)

         Contents                                                       Page No.
         --------                                                       --------

Report of Independent Accountant                                          F-3

Consolidated Balance Sheet (Unaudited)                                    F-4

Consolidated Statements of Operations (Unaudited)                         F-5

Consolidated Statements of Stockholders' Equity (Unaudited)               F-6

Consolidated Statements of Cash Flows (Unaudited)                         F-7

Notes to Consolidated Financial Statements (Unaudited)                    F-8

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Synergy 2000, Inc.

We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. and subsidiaries as of June 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the company's management.

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

MILNER AND BROCK, CPA's
Greenville, South Carolina
August 16, 2004

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)

                                                                      June 30,
                                                                        2004
                                                                    ------------

ASSETS
------

     Current Assets:
         Cash                                                       $     1,987
         Accounts Receivable                                                 --
                                                                    ------------
              Total Current Assets                                        1,987

     Equipment, Net                                                       3,035

     Other Assets:
         Intangible Assets, Net                                              --
                                                                    ------------
              Total Other Assets                                             --
                                                                    ------------

              Total Assets                                          $     5,022
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                           $   399,703
         Accrued Expenses                                               223,527
         Notes Payable                                                   41,000
                                                                    ------------
              Total Current Liabilities                                 664,230

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,207,133 Shares                     16,207
         Capital in Excess of Par Value of Common Stock               1,521,740
         Retained Earnings (Deficit)                                 (2,197,155)
                                                                    ------------

              Total Stockholders' Equity                               (659,208)
                                                                    ------------

              Total Liabilities and Stockholders' Equity            $     5,022
                                                                    ============

See accompanying notes to consolidated financial statements.

                                     SYNERGY 2000, INC. AND SUBSIDIARIES
                              Consolidated Statements of Operations (Unaudited)

                                            Six Months        Six Months       Three Months      Three Months
                                               Ended             Ended            Ended             Ended
                                             June 30,          June 30,          June 30,          June 30,
                                               2004              2003              2004              2003
                                          -------------     -------------     -------------     -------------
Operating Revenues:
      Fees Billed                         $         --      $        949      $         --      $        949
                                          -------------     -------------     -------------     -------------
      Disposal of Subsidiary                        --                --                --                --
                                          -------------     -------------     -------------     -------------
                                                    --               949                --               949

Operating Expenses:
      Salaries                                      --                --                --                --
      Contract Services                             --                --                --                --
      Taxes and Licenses                           293                --                --                --
      Travel and Business                           --               500                --               500
      Meals and Entertainment                       --               308                --               308
      Advertising                                  710                --               710                --
      Professional Fees                         65,315               118            41,265               118
      Rent                                          --             1,950                --               780
      Utilities                                     --                --                --                --
      Telephone                                     --             1,544                --               782
      Supplies                                      --                --                --                --
      Insurance                                 16,328             8,607             6,531             8,607
      Postage and Shipping                          91                --                67                --
      Dues and Subscriptions                        --                --                --                --
      Investor Relations                           214             1,075                --             1,075
      Depreciation                               1,584             2,007               792             1,004
      Miscellaneous                              5,102             1,548             3,618               391
                                          -------------     -------------     -------------     -------------
                                                89,637            17,657            52,983            13,565
                                          -------------     -------------     -------------     -------------

Net Income (Loss) From Operations              (89,637)          (16,708)          (52,983)          (12,616)

Interest Income                                     --                --                --                --
                                          -------------     -------------     -------------     -------------

Net Income (Loss) Before Income Taxes          (89,637)          (16,708)          (52,983)          (12,616)

Income Tax Benefit (Expense)                        --                --                --                --
                                          -------------     -------------     -------------     -------------

Net Income (Loss)                         $    (89,637)     $    (16,708)     $    (52,983)     $    (12,616)
                                          =============     =============     =============     =============

See accompanying notes to consolidated financial statements.

                                                     F-5

                               SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity (Unaudited)

                                                   Capital                               Total
                                                  In Excess         Retained            Stock-
                                 Common            of Par           Earnings            holders'
                                 Stock              Value           (Deficit)           Equity
                             --------------    --------------    --------------     --------------
Balance -
  December 31, 2003          $      16,107     $   1,494,414     $  (2,107,518)     $    (596,997)

     Stock Issued                      100                --                --                100
     Capital Contributed                --            27,326                --             27,326
     Net (Loss)                         --                --           (89,637)           (89,637)
                             --------------    --------------    --------------     --------------

Balance -
  June 30, 2004              $      16,207     $   1,521,740     $  (2,197,155)     $    (659,208)
                             ==============    ==============    ==============     ==============

See accompanying notes to consolidated financial statements.

                                                F-6

                              SYNERGY 2000, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Unaudited)

                                                                   Six Months        Six Months
                                                                     Ended             Ended
                                                                    June 30,          June 30,
                                                                      2004              2003
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                         $    (89,637)     $    (16,708)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                                1,584             2,007
            Dec. (Inc.) in Accounts Receivable                             --                --
            Dec. (Inc.) in Note Receivable                                 --                --
            Inc. (Dec.) in Accounts Payable                            64,057            (1,890)
            Inc. (Dec.) in Accrued Expenses                                --                --
                                                                 -------------     -------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                     (23,996)          (16,591)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock Issued                                                       100                --
       Capital Contributed                                             27,326                --
       Repayment of Short-term Borrowings                              (3,525)               --
                                                                 -------------     -------------

                    Net Cash Provided by (Used) in Financing
                       Activities                                      23,901                --
                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH                                           (95)          (16,591)

CASH - BEGINNING                                                        2,082            17,266
                                                                 -------------     -------------

CASH - ENDING                                                    $      1,987      $        675
                                                                 =============     =============

See accompanying notes to consolidated financial statements.

                                              F-7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                  June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,584 for the six months ended June 30, 2004 and $2,007 for the six months ended June 30, 2003.

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

DEFERRED INCOME TAXES - For income tax reporting, the Company uses accounting methods that

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004

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

NOTE 2 - EQUIPMENT

Equipment consists of the following:

                  Computer Equipment                          $     24,893
                  Accumulated Depreciation                         (21,858)
                                                              -------------
                                                              $      3,035
                                                              =============

NOTE 3 - NOTES PAYABLE

Notes Payable consists of the following:

Line of credit from a financial corporation, not to exceed
$40,000, payable on demand. The line of credit is unsecured, and bears interest at the bank's prime rate plus five and
sixty one one hundredths percent (9.61% at June 30, 2004).           $40,000

Short-term notes from various individuals, payable on demand.
The notes are unsecured and are interest free.                        $1,000

NOTE 4 - LINE OF CREDIT

In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at June 30, 2004).

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004

NOTE 5 - INCOME TAXES

The income tax provision consists of the following:

                                                         2004           2003
                                                    -------------  -------------
         Current                                    $         --   $         --
         Deferred                                             --             --
                                                    -------------  -------------
                                                    $         --   $         --
                                                    =============  =============

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                         2004           2003
                                                    -------------  -------------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate        $    (30,477)  $     (5,681)
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized          30,477          5,681
                                                    -------------  -------------
                                                    $         --   $         --
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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004

                                                        Outstanding Options
                                                        -------------------
                                      Reserved                       Price Per
                                       Shares          Number          Share
                                    ------------     ----------      ----------
     Balance 12/31/03                 1,500,000        560,000       $ .50-.90
          Reserved                           --             --             --
          Granted                            --             --             --
          Exercised                          --             --             --
          Expired                            --             --             --
                                    ------------     ----------
     Balance 6/30/04                  1,500,000        560,000         .50-.90
                                    ============     ==========

At June 30, 2004, nonqualified options to purchase 560,000 shares of common stock were granted; options to purchase 540,500 shares were exercisable as of June 30, 2004; and options to purchase 940,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 7 - CAPITAL RESOURCES

During first half 2004, year ended 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $662,243. Expense reductions have been implemented by management during these periods and as explained more fully in Note 4, the Company does have access to an unused line of credit totaling $200,000. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources.

On June 22, 2004, the Company agreed to sell to Mr. Scott Hawrelechko an aggregate of 22,000,000 shares of the Company's common stock, representing control of the Company, in exchange for certain assets, including a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. Immediately following the closing of the sale, the Company intends to implement the Myriad business plan. Myriad was organized to build resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

Although the Company feels the stock sale will provide it with the necessary resources and plans to return the Company to profitability, there can be no assurance of the success of any of the above referenced programs.

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

Plan of Operations

Our plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to implement the Myriad business plan by capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Scott Hawrelechko, the Company sold to Mr. Hawrelechko twenty-two million (22,000,000) Shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. The Company is currently engaged in the very early stages of development of a planned 550-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 160-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is anticipated to begin construction in 2005. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

Statement of Operations for the Three Months Ended June 30, 2004 to June 30,
2003

The Company had no revenues for the quarters ended June 30, 2004 and June 30, 2004. The Company focused its efforts during the quarter ended June 30, 2004 on executing the definitive Securities Purchase Agreement dated as of June 22, 2004 with Mr. Hawrelechko.

The Company's operating expenses during the quarter ended June 30, 2004 were $52,983 compared to $13,565 during the comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of documentation for the transaction between the Company and Mr. Hawrelechko, and increased insurance costs. The Company had a net loss of $(52,983) from operations for the quarter ended June 30, 2004 as compared to a net loss of $(12,616) for the quarter ended June 30, 2003 due to such increased expenditures.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004.

The Company's revenues during 2004 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith, and to diversify its product and service offerings.

Statement of Operations for the Six Months Ended June 30, 2004 to June 30, 2003

The Company had no revenues for the six months ended June 30, 2004 compared to $949 for the comparable period in 2003. The Company focused its efforts during the quarter ended June 30, 2004 on executing the definitive Securities Purchase Agreement dated as of June 22, 2004 with Mr. Hawrelechko.

The Company's operating expenses during the six months ended June 30, 2004 were $89,637 compared to $17,657 during the comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of documentation for the transaction between the Company and Mr. Hawrelechko, and increased insurance costs. The Company had a net loss of $(89,637) from operations for the six months ended June 30, 2004 as compared to a net loss of $(16,708) for the six months ended June 30, 2003 due to such increased expenditures.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004.

The Company's revenues during 2004 and beyond are dependent upon its ability to implement its business plan and secure the requisite financings in connection therewith, and to diversify its product and service offerings.

Liquidity

The Company's working capital was $(662,243) as of June 30, 2004 compared to $(391,885) as of June 30, 2003. At June 30, 2004, the Company had an increase in cash and cash equivalents to $1,987 from $675 for the period ended June 30, 2003.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of June 30, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at June 30, 2004). In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, approximately $35,000 of this line of credit has been utilized, bearing interest at a rate of 9.61% at June 30, 2004.

The Company will require additional capital financing to implement its business plan. Myriad was organized to capitalize on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. The Company is currently engaged in the very early stages of development of a planned 550-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi. The project is anticipated to begin construction in 2005. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management. We anticipate that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         An Information Statement was mailed on or about June 25, 2004 to the holders of record at the close of business on June 15, 2004, of the Company's Common Stock, pursuant to the requirements of Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 promulgated thereunder, describing the Securities Purchase Agreement dated June 22, 2004, between the Company and Scott Hawrelechko and the transaction resulting in the replacement of the majority of the Board of Directors of the Company. Holders of more than 67% of the Company's Common Stock voted by written consent dated as of July 6, 2004, in favor of the transaction.

         Except as set forth above, there have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.  OTHER INFORMATION

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Number             Description of Document

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K relating to the quarter ended June 30, 2004.

                  (1) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on June 23, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Myriad Entertainment & Resorts, Inc.

                                            /s/ Scott Hawrelechko
                                            ------------------------------------
                                            Scott Hawrelechko,
                                            Chairman, President, Chief Executive
                                            Officer and Chief Financial Officer

Date: August 19, 2004.

                                 CERTIFICATIONS

     I, Scott Hawrelechko, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Myriad Entertainment & Resorts, Inc.;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 19, 2004

                  /s/ SCOTT HAWRELECHKO
                    Scott Hawrelechko
       CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER
               AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                  DESCRIPTION

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.