Form 10QSB
period 2004-09-30
Myriad Entertainment & Resorts, Inc.
filed 2004-11-17
CIK 1042501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

         The number of shares outstanding of the issuer's common stock as of November 15, 2004, was 38,607,333

                      MYRIAD ENTERTAINMENT & RESORTS, INC.

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

         Consolidated Balance Sheet -  September 30, 2004 (unaudited);......F-4

         Consolidated Statements of Operations (unaudited) -
           Nine months ended September 30, 2004 and 2003; ..................F-5

         Consolidated Statements of Stockholders' Equity (Unaudited) .......F-6

         Consolidated Statements of cash flows (unaudited) -
           Nine months ended September 30, 2004 and 2003; ..................F-7

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

Item 3.  Defaults Upon Senior Securities .....................................6

Item 4.  Submission of Matters to Vote of Security Holders ...................6

Item 5.  Other Information ...................................................6

Item 6.  Exhibits and Reports on Form 8-K ....................................7

              Myriad Entertainment & Resorts Inc., AND SUBSIDIARIES
                  Consolidated Financial Statements (Unaudited)
                               September 30, 2004

              Myriad Entertainment & Resort Inc., AND SUBSIDIARIES
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

Consolidated Statements of Stockholders' Equity (Unaudited)               F-6

Consolidated Statements of Cash Flows (Unaudited)                         F-7

Notes to Consolidated Financial Statements (Unaudited)                    F-8

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

Board of Directors
Myriad Entertainment and Resorts Inc.

We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment And Resorts Inc. (formerly Synergy 2000, Inc.) and subsidiaries as of September 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the company's management.

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

/s/ MILNER AND BROCK, CPA's
Greenville, South Carolina
November 15, 2004

                     Myriad Entertainment and Resorts Inc.
                          (Formerly Synergy 2000, Inc.)
                     Consolidated Balance Sheet (Unaudited)


                                                                   September 30,
                                                                       2004
                                                                   ------------
ASSETS
------

     Current Assets:
         Cash                                                      $       358
         Accounts Receivable                                                --
                                                                   ------------
              Total Current Assets                                         358

     Equipment, Net                                                         --

     Other Assets:
         Other                                                          22,200
                                                                   ------------
              Total Other Assets                                        22,200
                                                                   ------------

              Total Assets                                         $    22,588
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current Liabilities:
         Accounts Payable                                          $   456,075
         Accrued Expenses                                                   --
         Notes Payable                                                  47,192
                                                                   ------------
              Total Current Liabilities                                503,267

     Stockholders' Equity:
         Common Stock, Par Value $.001;
            Authorized 25,000,000 Shares;
            Issued and Outstanding 16,207,133 Shares                    38,407
         Capital in Excess of Par Value of Common Stock              1,748,390
         Retained Earnings (Deficit)                                (2,267,506)
                                                                   ------------

              Total Stockholders' Equity                              (480,709)
                                                                   ------------

              Total Liabilities and Stockholders' Equity           $     22,588
                                                                   ============

See accompanying notes to consolidated financial statements.

             MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                            Nine Months        Nine Months       Three Months   Three Months
                                               Ended             Ended            Ended             Ended
                                             Sept 30,          Sept 30,          Sept 30,          Sept 30,
                                               2004              2003              2004              2003
                                          -------------     -------------     -------------     -------------
Operating Revenues:
      Fees Billed                         $         --      $        949      $         --      $        949
                                          -------------     -------------     -------------     -------------
      Disposal of Subsidiary                        --                --                --                --
                                          -------------     -------------     -------------     -------------
                                                    --               949                --               949

Operating Expenses:
      Salaries                                      --                --                --                --
      Contract Services                             --                --                --                --
      Taxes and Licenses                         1,641                --             1,321                --
      Travel and Business                           --               500                --                --
      Meals and Entertainment                       --               309                --                 1
      Advertising                                  710                --                --                --
      Professional Fees                        132,387               593            67,072               475
      Rent                                          --             1,950                --                --
      Utilities                                     --                --                --                --
      Telephone                                     --             1,544                --                --
      Supplies                                     263                60               263                60
      Insurance                                 16,328             8,607                --                --
      Postage and Shipping                         291                --               200                --
      Dues and Subscriptions                        --                --                --                --
      Investor Relations                           214             1,225                --               150
      Depreciation                               1,584             3,011                --             1,004
      Miscellaneous                              6,597             2,827             1,495             1,279
                                          -------------     -------------     -------------     -------------
                                               159,988            20,626            70,351          2,969
                                          -------------     -------------     -------------     -------------

Net Income (Loss) From Operations             (159,988)          (19,677)          (70,351)           (2,969)

Interest Income                                     --                --                --                --
                                          -------------     -------------     -------------     -------------

Net Income (Loss) Before Income Taxes         (159,988)          (19,677)          (70,351)           (2,969)

Income Tax Benefit (Expense)                        --                --                --                --
                                          -------------     -------------     -------------     -------------

Net Income (Loss)                         $   (159,988)     $    (19,677)     $    (70,351)     $     (2,969)
                                          =============     =============     =============     =============

See accompanying notes to consolidated financial statements.

                                                     F-5

MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)

                                                   Capital                               Total
                                                  In Excess         Retained            Stock-
                                 Common            of Par           Earnings            holders'
                                 Stock              Value           (Deficit)           Equity
                             --------------    --------------    --------------     --------------
Balance -
  December 31, 2003          $      16,107     $   1,494,414     $  (2,107,518)     $    (596,997)

     Stock Issued                   22,300           226,650                --            248,950
     Capital Contributed                --            27,326                --             27,326
     Net (Loss)                         --                --          (159,988)          (159,988)
                             --------------    --------------    --------------     --------------

Balance -
  September 30, 2004        $       38,407     $   1,748,390     $  (2,267,506)     $    (480,709)
                             ==============    ==============    ==============     ==============

See accompanying notes to consolidated financial statements.

                                                F-6

             MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                   Nine Months      Nine Months
                                                                     Ended             Ended
                                                                    Sept 30,          Sept 30,
                                                                      2004              2003
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (Loss)                                         $   (159,988)     $    (19,677)
       Adjustments to Reconcile Net Income (Loss) to Net
           Cash Provided by (Used) in Operating Activities:
            Depreciation                                                1,584             3,011
            Dec. (Inc.) in Accounts Receivable                             --                --
            Dec. (Inc.) in Note Receivable                                 --                --
            Inc. (Dec.) in Accounts Payable                           120,429            (1,890)
            Inc. (Dec.) in Accrued Expenses                          (223,527)            2,869
                                                                 -------------     -------------

                   Net Cash Provided by (Used) in Operating
                       Activities                                    (261,502)          (15,687)
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTVITIES:
        Disposal of Equipment                                           3,035                --
        Acquisition of Other Assets                                   (22,200)               --
                                                                 -------------     -------------
                   Net Cash Provided by (Used) in Investing
                       Activities                                     (19,165)               --
                                                                 -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock Issued                                                   248,950                --
       Capital Contributed                                             27,326                --
       Proceeds of Short-term Borrowings                               2,667                 --
                                                                 -------------     -------------

                    Net Cash Provided by (Used) in Financing
                       Activities                                     278,943                --
                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH                                        (1,724)          (15,687)

CASH - BEGINNING                                                        2,082            17,266
                                                                 -------------     -------------
CASH - ENDING                                                    $        358      $      1,579
                                                                 =============     =============

See accompanying notes to consolidated financial statements.

                                              F-7

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
The accompanying unaudited consolidated financial statements of Myriad Entertainment and Resorts, Inc. (the Company) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

ORGANIZATION AND BUSINESS - Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, the Company invested in a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. Concurrent with this transaction, the Company changed its name to Myriad Entertainment and Resorts, Inc. and began implementing its new business plan of capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through its creation of unique, world-class travel and leisure experiences. The Company plans to build and develop resort developments using a series of private equity and debt financings. This is an entirely new direction for the Company which was previously an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offered a suite of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof.

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

Argos 2000, Inc (Argos): On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2004

the newly issued common stock of Argos in exchange for 200,000 shares of its $.001 par value common stock. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos, plus certain contingent commissions based on sales, in exchange for an exclusive, non-transferable, license, throughout the world, to market certain proprietary software products.

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

Industry Concentrations: Since the Company's customers include all industries, its ability to collect amounts due from them as a result of extending them credit, is not affected by economic fluctuations in any particular industry.

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

DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,584 for the nine months ended September 30, 2004 and $3,011 for the nine months ended September 30, 2003.

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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2004


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

NOTE 2 - NOTES PAYABLE
----------------------
Notes Payable consists of the following:

Line of credit from a financial corporation, not to exceed $40,000, payable on demand. The line of credit is unsecured, and bears interest at 9.99% $32,788

Short-term note from a related party, payable on demand. The note is unsecured and interest free.
$1,000

NOTE 3 - LINE OF CREDIT
-----------------------
In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (5.25% at September 30, 2004).

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2004

NOTE 4 - INCOME TAXES
---------------------
The income tax provision consists of the following:

                                                2004                2003
                                           -------------       -------------
                  Current                  $        ---            $    ---
                  Deferred                          ---                 ---
                                           -------------       -------------
                                           $        ---            $    ---
                                           =============       =============

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                     2004               2003
                                                 -------------     -------------
   Income Tax Expense Computed at the
     Statutory Federal Income Tax Rate           $    (54,396)     $     (6,690)
   Increase (Decrease) in Income Taxes
     Resulting From:
       Net Operating Losses Not Recognized             54,396             6,690
                                                 -------------     -------------
                                                 $        ---      $        ---
                                                 =============     =============

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                      2004              2003
                                                 -------------     -------------
      Method of Revenue and Expense
         Recognition                             $        ---      $         --
      Additional Depreciation for Income
         Tax Purposes                                     ---                --
                                                 -------------     -------------
                                                 $        ---      $         --
                                                 =============     =============

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------
COMMON STOCK - Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Mr. Scott Hawrelechko, the Company increased its authorized shares to 300,000,000 and sold to Mr. Hawrelechko 22,000,000 shares, representing control of the Company, in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company.

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2004

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

Outstanding Options
-------------------
                                     Reserved                     Price Per
                                     Shares          Number       Share
                                     ----------      --------     ---------
     Balance 12/31/03                1,500,000       560,000      $.50-.90
          Reserved                   ---                 ---           ---
          Granted                    ---                 ---           ---
          Exercised                  ---                 ---           ---
          Expired                    ---                 ---           ---
                                     ----------      --------
     Balance 9/30/04                 1,500,000       560,000       .50-.90
                                     ==========      ========

At September 30, 2004, nonqualified options to purchase 560,000 shares of common stock were granted; options to purchase 540,500 shares were exercisable as of September 30, 2004; and options to purchase 940,000 shares were available for future grants under the Plan.

NET INCOME (LOSS) PER SHARE - Net income (loss) per common share has not been computed since it is not significant.

NOTE 6 - CAPITAL RESOURCES
--------------------------
During nine months of 2004, year ended 2003, year ended 2002, and year ended 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $502,909. Expense reductions have been implemented by management during these periods and as explained more fully in Note 3, the Company does have access to an unused line of credit totaling $200,000. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

The Company has been aggressively pursuing new product and contract opportunities within the industry it previously operated and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources.

Effective July 6, 2004, the Company sold to Mr. Scott Hawrelechko an aggregate of 22,000,000 shares of the Company's common stock, representing control of the Company, in exchange for certain assets, including a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.
             Consolidated Notes to Financial Statements (Unaudited)
                                   (Continued)
                               September 30, 2004

limited liability company. Immediately following the closing, the Company implemented the Myriad business plan. Myriad was organized to build resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

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

Plan of Operations

The Company's plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to implement the Myriad business plan by capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Scott Hawrelechko, the Company sold to Mr. Hawrelechko twenty-two million (22,000,000) Shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. The Company is currently engaged in the very early stages of development of a planned 550-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 160-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is anticipated to begin construction in 2005. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30,2003

The Company had no revenues for the quarters ended September 30, 2004 and September 30, 2004. The Company focused its efforts during the quarter ended September 30, 2004 on executing the definitive Securities Purchase Agreement Dated as of June 22, 2004 with Mr. Hawrelechko.

The Company's operating expenses during the quarter ended September 30, 2004 were $70,351 compared to $2,969 during comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of documentation for the transaction between the Company and Mr. Hawrelechko, and increased insurance costs. The company had a net loss of $(70,351) from operations for the quarter ended September 30, 2004 as compared to a net loss of $(2,969) for the quarter ended September 30, 2003 due to such increased expenditures.

Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004.

The Company's revenues during 2004 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith, and to diversify its product and service offerings.

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

The Company had no revenues for the nine months ended September 30, 2004 compared to the $949 for the comparable period in 2003. The Company focused its efforts during the quarter ended September 30, 2004 on executing the definitive Securities Purchase Agreement dated as of June 22, 2004 with Mr. Hawrelechko.

The Company's operating expenses during the six months ended September 30, 2004 were $159,988 compared to $19,677 during the comparable period in 2003. The increase in operating expensed in 2004 was primarily attributable to increase professional fees relating to the preparation of the documentation for the transaction between the Company and Mr. Hawrelechko, and increased insurance costs. The Company had a net loss of $(159,988) from operations for the nine months ended September 30, 2004 as compared to a net loss of $(19,677) for the nine months ended September 30, 2003 due to such increased expenditures.

Except as otherwise set forth in the foregoing discussion, he Company is not aware of any trend that will adversely affect its revenues in 2004.

The Company's revenues during 2004 and beyond are dependent upon its ability to implement its business plan and secure the requisite financings in connection therewith, and to diversify its products and service offerings.

On July 5, 2004 the Company entered into an independent contractor agreement (the "Meeske Independent Contractor Agreement") among, inter alia, the corporation and Resorts & Clubs, Inc. an entity controlled by John F. Meeske ("Meeske") to which the Company will issue and deliver to Meeske, or his assigns, up to eight hundred fifty thousand (850,000) restricted shares of the Company stock vested as follows: (a) one hundred thousand (100,000) shares issued upon execution of this agreement, and (b) the balance of restricted stock upon the managements satisfaction of certain milestones including assisting in identifying, acquiring, owning, managing and /or equity convert resorts, golf course, country clubs, private business and sports clubs. Currently the Company is in discussions with the principals of Shanty Creek Resort & Club and affiliates in Bellaire, Michigan and the Company has been presented with copies of an agreement in principle in consideration for a controlling interest in the ownership, management and operations of Shanty Creek Resort. The Company is still investigating the opportunity and no decision has been made at this time.

On September 10th, 2004, the Company prepared and filed a Dissolution of Infinity Technology Solutions, Inc. permanently closing the corporation. Infinity Technology Solutions, Inc, was formed on September 14th, 2001, never commenced operations, and no state tax returns were previously filed. In connection with the dissolution, a 2002 Delaware Annual Franchise Tax Report was paid of $114.40, a 2003 Annual Franchise Tax Report was paid of $160.00, a 2004 Annual Franchise Tax Report of $60.00 was paid. To the best of Managements knowledge, there are no further liabilities associated with this entity.

On June 25, 2004, and subsequently amended October 1, 2004, the Company, Myriad Entertainment and Resorts Inc., and its affiliated companies, namely Myriad Golf Resorts Inc. and Myriad World Resorts of Tunica LLC and Scott Hawrelechko (collectively the Myriad Group), entered into an agreement with Christopher W. Taylor, and subsequently, Seed Capital Inc., whereby Seed Capital Inc. has agreed to, on a best efforts basis, assist the Myriad group in obtaining financing for the Tunica Mississippi project. The Company has agreed to 100,000 non-restricted common shares and 250,000 options to purchase shares in the Company.

The Company has also entered into various operating agreements in connection with the construction, development and operation of the planned Tunica resort. These agreements are contingent upon the Company's ability to secure all required funding for the project.

LIQUIDITY

The Company had a working capital deficit of $(502,909) as of September 30, 2004 compared to $(393,850) as of September 30, 2003. At September 30, 2004, the Company had a decrease in cash and cash equivalents of $(1,724) to $358, whereas, the Company had a decrease in cash of $(15,687) for the nine months ended September 30, 2003 resulting in a cash balance of $1,579.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of September 30, 2004, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at September 30, 2004). In December 2002, the Company obtained a $40,000 unsecured line of credit from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of the date of this Report, approximately $33,000 of this line of credit has been utilized, bearing interest at a rate of 9.99% at September 30, 2004.

The Company will require significant additional capital financing to implement its business plan. Myriad was organized to capitalize on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. The Company is currently engaged in the very early stages of development of a planned 550-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi. The project is anticipated to begin construction in 2005. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management. We anticipate that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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


         (b) Reports on Form 8-K relating to the quarter ended September 30, 2004.

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

Date: November 15, 2004.

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

Date: November 15, 2004

                  /s/ SCOTT HAWRELECHKO
                  --------------------------------------------
                  Scott Hawrelechko
                  CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER
                  AND CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                  DESCRIPTION

   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.