Form 10QSB/A
period 2003-09-30
Myriad Entertainment & Resorts, Inc.
filed 2005-02-24
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

EXPLANATORY NOTE:

Our previous auditor was not registered with PCAOB. All previously filed Forms 10-KSB and 10-QSB's are required to be amended to label the columns of all financial statements as unaudited or not reviewed. All audit or review reports have been removed.

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

Item 4.  Submission of Matters to Vote of Security Holders....................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                       SYNERGY 2000, INC. AND SUBSIDIARIES
          Consolidated Financial Statements (Unaudited) (Not Reviewed)
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

                      SYNERGY 2000, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Unaudited) (Not Reviewed)


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



                                   SYNERGY 2000, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations (Unaudited) (Not Reviewed)


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

                                                    6

                       SYNERGY 2000, INC. AND SUBSIDIARIES
    Consolidated Statement of Stockholders' Equity (Unaudited) (Not Reviewed)


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



                           SYNERGY 2000, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited) (Not Reviewed)


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

                                            8

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Not Reviewed)
                               September 30, 2003


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Not Reviewed)
                                   (Continued)
                               September 30, 2003


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Not Reviewed)
                                   (Continued)
                               September 30, 2003


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Not Reviewed)
                                   (Continued)
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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited) (Not Reviewed)
                                   (Continued)
                               September 30, 2003


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

                                                  Synergy 2000, Inc.

                                                  /s/ Jeanette T. Smith
                                                  ----------------------------
                                                  Jeanette T. Smith
                                                  Principal Accounting Officer
                                                    and Chief Financial Officer

Date: November 12, 2003.

Amended version
                                             Myriad Enterainment & Resorts, Inc.

                                             /s/ Scott Hawrelechko
                                             -----------------------------------
                                             Scott Hawrelechko
                                             Chief Executive Officer

Date: February 24, 2005.

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

Date: November 12, 2003

                   /s/ ELI DABICH, JR.
                     Eli Dabich, Jr.
     CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER


Amended version
                                             Myriad Enterainment & Resorts, Inc.

                                             /s/ Scott Hawrelechko
                                             -----------------------------------
                                             Scott Hawrelechko
                                             Chief Executive Officer

Date: February 24, 2005.

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

Date: November 12, 2003

            /s/ JEANETTE T. SMITH
              Jeanette T. Smith
         EXECUTIVE VICE PRESIDENT AND
           CHIEF FINANCIAL OFFICER

Amended version
                                             Myriad Enterainment & Resorts, Inc.

                                             /s/ Scott Hawrelechko
                                             -----------------------------------
                                             Scott Hawrelechko
                                             Chief Executive Officer

Date: February 24, 2005.

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                        DESCRIPTION

         99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.