Form 10KSB/A
period 2003-12-31
Myriad Entertainment & Resorts, Inc.
filed 2005-02-24
CIK 1042501

================================================================================

                       U.S. SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-KSB/A

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

(5) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on October 30, 2001.

(6) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 14, 2002

(7) Previously filed as exhibit to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2003

(8) Previously filed as exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 29, 2004

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements
                                December 31, 2003
                           (Unaudited, Not Reviewed)



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

Consolidated Statements of Stockholders' Equity                         F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Notes to Financial Statements                              F-6

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (Unaudited)(Not Reviewed)



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)(Not Reviewed)


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

                            SYNERGY 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)(Not Reviewed)


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

                                           F-4

                              SYNERGY 2000, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)(Not Reviewed)


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

                                              F-5

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003
                            (Unaudited)(Not Reviewed)



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003
                            (Unaudited)(Not Reviewed)



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003
                            (Unaudited)(Not Reviewed)



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003
                            (Unaudited)(Not Reviewed)



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                   Consolidated Notes to Financial Statements
                                December 31, 2003
                            (Unaudited)(Not Reviewed)



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