Form 10QSB/A
period 2004-03-31
Myriad Entertainment & Resorts, Inc.
filed 2005-02-24
CIK 1042501

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

Item 4.  Submission of Matters to Vote of Security Holders ..................15

Item 5.  Other Information ..................................................15

Item 6.  Exhibits and Reports on Form 8-K ...................................16

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANT

                      SYNERGY 2000, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Unaudited) (Not Reviewed)



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

                                SYNERGY 2000, INC. AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity (Unaudited)(Not Reviewed)


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

                                                6

                                  SYNERGY 2000, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Unaudited)(Not Reviewed)


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

                                                7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                 March 31, 2004



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                 March 31, 2004



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

DEFERRED INCOME TAXES - For income tax reporting, the Company uses accounting methods that recognizes depreciation sooner than for financial statement

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                 March 31, 2004



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                 March 31, 2004



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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                 March 31, 2004



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