Form 10QSB/A
period 2004-06-30
Myriad Entertainment & Resorts, Inc.
filed 2005-02-24
CIK 1042501

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

         Consolidated Balance Sheet - June 30, 2004 (unaudited); ...........F-4

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

Item 3.  Defaults Upon Senior Securities .....................................6

Item 4.  Submission of Matters to Vote of Security Holders ...................6

Item 5.  Other Information ...................................................6

Item 6.  Exhibits and Reports on Form 8-K ....................................7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Financial Statements (Unaudited)(Not Reviewed)
                                  June 30, 2004

                       SYNERGY 2000, INC. AND SUBSIDIARIES
           Consolidated Financial Statements (Unaudited)(Not Reviewed)


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

Consolidated Statements of Stockholders' Equity (Unaudited)               F-6

Consolidated Statements of Cash Flows (Unaudited)                         F-7

Notes to Consolidated Financial Statements (Unaudited)                    F-8

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

                      SYNERGY 2000, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Unaudited)(Not Reviewed)


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

                                                F-6

                              SYNERGY 2000, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Unaudited)(Not Reviewed)


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

                                              F-7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                  June 30, 2004


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                  June 30, 2004


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

DEFERRED INCOME TAXES - For income tax reporting, the Company uses accounting methods that

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                  June 30, 2004


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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
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

                       SYNERGY 2000, INC. AND SUBSIDIARIES
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                                  June 30, 2004


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

                                            /s/ Scott Hawrelechko
                                            ------------------------------------
                                            Scott Hawrelechko,
                                            Chairman, President, Chief Executive
                                            Officer and Chief Financial Officer

Date: August 19, 2004.


Amended version
                                             Myriad Enterainment & Resorts, Inc.

                                             /s/ Scott Hawrelechko
                                             -----------------------------------
                                             Scott Hawrelechko
                                             Chief Executive Officer

Date: February 24, 2005.

                                 CERTIFICATIONS

     I, Scott Hawrelechko, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB/A of Myriad Entertainment & Resorts, Inc.;

         2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: February 24, 2005

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