Form 10QSB/A
period 2004-09-30
Myriad Entertainment & Resorts, Inc.
filed 2005-02-24
CIK 1042501

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

Item 3.  Defaults Upon Senior Securities .....................................6

Item 4.  Submission of Matters to Vote of Security Holders ...................6

Item 5.  Other Information ...................................................6

Item 6.  Exhibits and Reports on Form 8-K ....................................7

              MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
          Consolidated Financial Statements (Unaudited) (Not Reviewed)
                               September 30, 2004

              Myriad Entertainment & Resort Inc., and Subsidiaries Consolidated Financial Statements (Unaudited)(Not Reviewed)


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

Consolidated Statements of Stockholders' Equity (Unaudited)               F-6

Consolidated Statements of Cash Flows (Unaudited)                         F-7

Notes to Consolidated Financial Statements (Unaudited)                    F-8

                        REPORT OF INDEPENDENT ACCOUNTANT
                        --------------------------------

                     Myriad Entertainment and Resorts Inc.
                          (Formerly Synergy 2000, Inc.)
              Consolidated Balance Sheet (Unaudited)(Not Reviewed)



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

             MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
         Consolidated Statements of Operations (Unaudited)(Not Reviewed)


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

                                                     F-5

MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)(Not Reviewed)


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

                                                F-6

             MYRIAD ENTERTAINMENT & RESORTS INC., AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited)(Not Reviewed)


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

                                              F-7

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)
      CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(Not Reviewed)
                               SEPTEMBER 30, 2004



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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                               September 30, 2004


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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                               September 30, 2004



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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                               September 30, 2004


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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                               September 30, 2004


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

             MYRIAD ENTERTAINMENT AND RESORTS, INC. AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)
      Consolidated Notes to Financial Statements (Unaudited)(Not Reviewed)
                                   (Continued)
                               September 30, 2004


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

Date: February 24, 2005

                                 CERTIFICATIONS

     I, Scott Hawrelechko, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB/A of Myriad Entertainment & Resorts, Inc.;

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

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