Form 10KSB
period 2004-12-31
Myriad Entertainment & Resorts, Inc.
filed 2005-05-16
CIK 1042501

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

For the fiscal year ended December 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 For the transition period from
                       ________________to ________________

                         Commission file number: 0-24640

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
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

   Suite 1000, 10050-112 Street, 10th Floor, Edmonton, Alberta, Canada T5K 2J1
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (780) 431-0086

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No._____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer had no revenue for its most recent fiscal year.

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the Issuer's common stock on May 12, 2005 was $2,120,688. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of May 12, 2005, was 38,862,133.

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Factors That May Affect Future Operating Results."

GENERAL

      Myriad Entertainment & Resorts, Inc. (referred to as Myriad, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts. As of May 12, 2005, we owned, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Tunica LLC"). For purposes of this document, unless otherwise indicated, references to us also include our various subsidiaries. However, we and each of our subsidiaries are careful to maintain separate legal existence, and general references to us should not be interpreted in any way to reduce the legal distinctions and separateness between subsidiaries or between us and our subsidiaries.

      Our operations are intended to be organized into two principal business segments: (1) destination experience resorts such as the Tunica LLC project, and
(2) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services. The Company's immediate business objective is to implement the business plan of Tunica LLC. Our primary sources of revenue are anticipated to be gaming, hospitality and themed experience revenues in connection with the operations of the Tunica LLC project, and membership dues, membership fees and deposits, food and beverage operations, and golf operations through our contemplated country club and golf facilities.

      Throughout Item 1 of this document, financial and property information reflects consolidated totals.

OPERATIONS

BACKGROUND AND PHILOSOPHY
-------------------------

      Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, with Scott Hawrelechko, our Chairman and Chief Executive Officer, Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Tunica LLC. Tunica LLC is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

      Mr. Hawrelechko acquired control of the Company on the belief that the Company offers the opportunity to use a series of private equity and debt financings to build and develop destination experience resorts, including Tunica LLC. In addition, Mr. Hawrelechko believes that private clubs represent a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in our member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging.

      Our management and employees recognize that we are in a relationship business where member and guest satisfaction is essential to long-term growth and profitability. Underlying this philosophy are progressive human resource values and goals which we believe will result in superior customer service. Management believes that our member-oriented philosophy and culture set us apart from many of our competitors that focus on short-term returns that may jeopardize member satisfaction and long-term profitability. We are committed to maintaining a leadership position in the gaming, hotel and golf-related club segments by creating an environment where members, guests and employees are treated with respect, trust and honesty. Our policy is to not restrict membership in our facilities on the basis of race, religion, gender or other immutable characteristics.

      We have focused on assembling and maintaining an experienced management team. Tunica LLC has entered into management relationships with individuals and entities that possess significant amounts of gaming and hospitality industry experience. We will continue to attempt to attract and retain qualified, dedicated managers for Tunica LLC and our contemplated resort club operations. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees.

NATURE OF OPERATIONS
--------------------

      We anticipate operating destination experience resorts and resort country club and golf facilities through sole ownership, partial ownership such as Tunica LLC, and management agreements. In addition, we anticipate performing various corporate services internally and for managed properties and, to a lesser extent, develop and sell real estate adjacent to our facilities.

      The success of our country club operations will be dependent on our ability to attract new members, retain members of existing clubs that we manage and/or acquire, and maintain or increase levels of club usage by members and guests. Although we plan to devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage.

TUNICA LLC
----------

      The Company's immediate business objective is to implement the business plan of Tunica LLC.

      Tunica LLC is planned to include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, a convention center, a casino, water park, retail/entertainment facilities and world class botanical gardens. The project is intended to have sufficient expansion to permit the sale and/or development of additional commercial facilities, including more casinos. The Tunica LLC project is estimated to cost $1.22 billion to complete and construction is scheduled to commence in 2006. While our strategy is to participate as a part owner of Tunica LLC and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Tunica LLC project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals.

      PROJECT OVERVIEW. The planned 540-acre botanical themed resort will consist of an air-supported structure covering approximately 6.6 million square feet. The maximum height will be 350 to 400 feet considering the topographical features of the site selected in Tunica. The structure will be translucent on the sides and transparent on the top. It is engineered with structural integrity to withstand extreme weather conditions. The technology originally developed by Goodyear enables the growth of real grass, trees, and foliage for the support of a golf course and botanical gardens. The Company has been informed that Environmental Structures, Inc. ("ESI") of Cleveland, Ohio will be providing the engineering for the air-supported structures using translucent fabric. Dr. Robert Ross, a Company director, is the President of ESI. Even though ESI has built air-supported structures in 26 states in the United States and nine different countries, it has not yet built and developed a structure as large as the structure proposed in Tunica. Additional studies, testing and approvals will be required before construction will commence.

      Paul Ma, a world-renowned creative designer for destination resorts, and President of Paul Ma Design Group, has been engaged by a Company affiliate to conduct the overall theme design for the resort. Resort amenities will be themed by several designers, each responsible for its specific expertise. For example, Tunica LLC has engaged in discussions with designers who have worked on numerous casino projects, including the Venetian, Luxor and the Mandalay casinos in Las Vegas, Nevada and certain hotel designers. The Company intends to embrace Mr. Ma's concepts that the destination resort experience should be entertaining, and plans to include a series of unique experiences to be realized in the following zones:

1.       The Entertainment Zone, featuring:
         a.       Myriad Palace Hotel - Hotel #1
         b.       Mississippi Blossoms - Convention Center
         c.       Cave of Music - Sight and Sound Theater
         d.       The Casino
         e.       Otium - Spa and Health Club
         f.       Snow Globe - Snow Dome
         g.       Villas on the Falls - Villas
         h.       Street of Water - Shops and Entertainment
         i.       Ice Caverns - Ice Park and Family Entertainment Center
         j.       Aquaria - Water Park #1 k. Fire on Water - Water Theater

2.       The Sports Zone, featuring:

         a.       Resort Arena - Boxing Arena
         b. Myriad Greens - the world's first fully enclosed championship golf course
         c.       Stadium at the Old River Lake - Outdoor Sports Field
         d.       Xqua - Water Park #2 (future phase)
         e.       Mississippi Eye
         f. Bayou Cave - Hotel #2 (an expansion phase that is a magical tropical sanctuary hidden deep in the bayous).

The Company has engaged Select Contracts Group to provide preliminary block master planning in connection with the identification of some of the components of, and the allocation of the required space for, the contemplated Tunica LLC project.

         CONSTRUCTION MANAGEMENT. The Company has been informed that construction management for the Tunica LLC project will be undertaken by HDC & Associates, a Georgia limited liability company. HDC presently has $5.3 billion in active projects worldwide, including the following current clients/projects/brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Loews, Westin, Four Seasons and Wydham. Dale Cheek, a Company director, has served as President of HDC & Associates since 1992.

         We have been informed by Tunica LLC that although it has determined the overall scope and general design of the Tunica LLC project, not all of the detailed plans and specifications have been finalized. The Company has been further informed by Tunica LLC that when it finalizes its plans and specifications in the future, it may discover that it needs to obtain additional funding, which may not be available on satisfactory terms or at all, or that it may choose to reduce the scope of the work and design components to reduce the costs of constructing the project. Any such reduction in scope may affect our business, financial condition and results of operations. In addition, there are significant risks associated with major construction projects that may prevent the completion of the Tunica LLC project on budget and on schedule, including shortages of materials and skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases, and unavailability of construction equipment.

         CASINO MANAGEMENT. The Company has been informed that casino management for the Tunica LLC project will be undertaken by Casinos, Hotel and Resorts, LLC, a company controlled by W. Dan Reichartz. Mr. Reichartz has more than 30 years of hotel and casino management experience, having served as President and Chief Operating Officer of Caesars Place Hotel and Casino, Las Vegas, Nevada, from 1986-1996, and previously as the Vice President and General Manager of the Waldorf-Astoria Hotel in New York.

         HOTEL MANAGEMENT. The Company has been informed that hotel and conference facility management for the Tunica LLC project will be undertaken by Tunica Hotels and Resorts LLC, a company controlled by Jack Vaughn. Mr. Vaughn's current position is Chairman Emeritus and Senior Advisor of the Opryland Hospitality Group, which includes Opryland Hotel, Opryland International Travel, General Jackson Showboat, the Opryland River Taxis, the Music City Queen, Grand Ole Opry Tours, the Springhouse Golf Club, KOA Campgrounds, the Wildhorse Saloon, Opryland Texas and Opryland Florida. Mr. Vaughn was the General Manager of the Opryland Nashville Hotel for more than 20 years, and previously served in various executive management positions with the Westin Hotel chain.

         PROJECT SITE. The Tunica LLC project is located on Perry Road and Indian Mound Road at the northwest quadrant of Tunica County. Tunica County, Mississippi is located 35 miles south of Memphis, Tennessee, near the intersections of Interstate 40 and Interstate 55 and in close proximity to Memphis International Airport. Tunica County, with an area of 460 square miles is located 431 miles from Atlanta, Georgia, 569 miles form Chicago, Illinois, 475 miles from Dallas, Texas, and 417 miles from New Orleans, Louisiana. Interstate 69, which runs from Canada to the Gulf of Mexico, which is currently under construction, will pass within 4 miles of the Tunica LLC project.

         The Tunica Airport runway was lengthened to 5,500 feet in the Fall 2003 granting access to corporate and regional aircraft. A $40 million Phase II expansion plan, to further lengthen the Tunica Airport runway to 8,000 feet and to construct a new 40,000 square foot terminal building, will be completed in 2006. The Tunica Airport is currently accessed by Lear Jets and Twins. Completion of the expansion will permit jet charters and commercial jets to land, and the Company has been informed that Tunica County is in discussions with three major airlines to service the Tunica Airport with scheduled commercial flights.

         In addition to the completion of Interstate 69 and the anticipated improvements to the Tunica Airport, the Company has been informed that plans are being considered to construct a NASCAR-style racetrack at a site within five minutes of the Tunica LLC project location.

         GAMING AND TOURISM INDUSTRIES IN TUNICA, MISSISSIPPI. Tunica County, Mississippi is the third largest gaming resort center in the United States after Las Vegas, Nevada and Atlantic City, New Jersey. Mississippi legalized casino gaming in 1990 for floating vessels on the Mississippi River and along the Gulf Coast with local voters' approval. Tunica County voters gave their approval in 1991, and Splash Casino opened on October 19, 1992. By the end of 1993, three more casinos opened in Tunica, and by the close of 1994, seven casinos were in operation in Tunica, with Mississippi gross revenues growing to $1.5 billion.

         Feasibility Study. In January 2003, Myriad Golf Resort, Inc., a Company affiliate based in Edmonton, Alberta, Canada, engaged Land and Leisure Inc., an economic consulting firm to the leisure, retail and hospitality industries (with experience in the Mississippi financial community) to conduct a first phase feasibility study for the entertainment component of the Tunica LLC project. Land and Leisure, Inc. identified the following observations:

         " ... the Mississippi Gaming Commission has recently begun to publish data for the Mississippi River counties and have separated the data into the North River Region and the South River Region. The North River Region is essentially the Tunica casinos with the addition of one casino in Lula. The South River Region includes casinos in Vicksburg, Greenville and Natchez. The total gaming revenues in the North River Region, essentially Tunica, remain strong totaling approximately $1,481,685,000 in 2002 or 79 percent of the total for the Mississippi River counties and 44 percent of the state total ..."

         " ... The actual number of overnight visitors to Tunica is just over 1 million, 1,034,000 or 7.6 percent of the population within 250 miles of the project. With 12,624,000 persons within 150 miles not visiting Tunica, it would appear that there is significant potential for growth. It should also be noted that 30 percent or over 4 million persons within the market area are not 21 and cannot gamble. To attract these, and their families, other activities and attractions are necessary for growth. Because of many factors including single-parent households and two parents working, many prefer to spend vacations with the entire family. Parents look for the opportunity to spend "quality time" with their children. The importance of this has become even more pronounced since the tragic events since 9/11. Recognizing the importance of this , the [Tunica] Convention & Visitors Bureau supports the development of "resorts" rather than more casinos. Therefore, the concept proposed by Myriad with the wide variety of activities and entertainment appears prudent as this is perceived as the way to increase the market for Tunica by attracting many of the more than 12 million persons within a 250-mile radius to visit the area."

         In 2004, Mr. Hawrelechko, the Company's Chairman and Chief Executive Officer, acquired the limited exclusive right (exclusivity for the States of Mississippi and Louisiana) for a fully automated people transport system from a Dutch company - "2getthere". The initial phase of this dual track driverless transportation system is contemplated to connect all major venues adjacent to the Tunica LLC project. Later phases are anticipated to connect all major tourist attractions in the County of Tunica. The County of Tunica has agreed to consider financing the costs of constructing and operating the transportation system through the creation of a public tax district. Management believes that the availability of an efficient transportation system will be an added incentive for tourists to visit the region as they tour multiple venues in addition to the Tunica LLC project.

         REGULATORY APPROVALS.

         Approved. On June 16, 2004, the Mississippi Gaming Commission approved the gaming site and site development plan of the Tunica LLC project to operate approximately 2,000 slot machines and 90 table games, including blackjack, craps, roulette and other table games. On June 8, 2004, the Board of Supervisors of Tunica County, Mississippi, approved a resolution acknowledging that the sales tax collected from the Tunica LLC project will be diverted to the Sales Tax Incentive Fund for a period of up to ten years, or the date thirty-five percent (35%) of the indebtedness funded from private sources is satisfied, whichever occurs first. On July 8, 2004, the Board of Supervisors of Tunica County, Mississippi, approved an easement for the Tunica LLC project, which permits a roadway to be constructed through the property leading to the resort entrance. Previously, in April 2003, the County of Tunica issued a support letter offering appropriate tax incentive and the use of revenue bonds to help Tunica LLC to secure the most attractive tax-exempt financing facility. Additionally, the County of Tunica stated that it would consider providing other forms of financial assistance such as allowable development cost offsets for roads and easements, infrastructure savings and any applicable county or State tax abatement programs.

         Pending. Notwithstanding such approvals, the Mississippi Gaming Commission may impose unanticipated requirements regarding the licensing of owners and managers of the casino to be constructed as part of the Tunica LLC project. The opening and operation of the casino will be contingent upon Tunica LLC's receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a casino facility are extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the Tunica LLC project or otherwise affect the design and features of the Tunica LLC project. We have been informed that Tunica LLC does not currently hold any state and local licenses necessary to conduct the planned gaming operations in Tunica and we cannot be certain that Tunica LLC will obtain, or on a timely basis, all required licenses. Failure to obtain or maintain any of the required licenses could significantly impair our financial position and results of operations. The Mississippi Gaming Commission may, in its discretion, require certain individuals to file applications, be investigated and be found suitable in connection with the operations of the casino. We have been informed that Tunica LLC is satisfied that the engagement of Casino, Hotel and Resorts, LLC to manage the casino is suitable to hold a gaming license in Mississippi, but have not received any confirmation from the Mississippi Gaming Commission. If the Mississippi Gaming Commission determines that a person is unsuitable to hold a gaming license, the Company understands that Tunica LLC would be required to acquire and/or reacquire such interests. Additionally, Mississippi regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in gaming operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted, or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Further, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to the gaming business or a violation of any current or future laws or regulations applicable to the gaming business or gaming license could require substantial expenditures or could otherwise negatively affect our business, financial condition and results of operations. The Mississippi Gaming Commission also could take disciplinary action against Tunica LLC which could result in the limitation, conditioning, suspension or revocation of any approvals held by Tunica LLC and/or the imposition of a significant monetary fine against Tunica LLC. Any such disciplinary action could significantly impair our operations.

         Several permits (collectively, "entitlements") are required to be satisfied to enable the Tunica LLC project to proceed with construction. Tunica LLC has engaged Allen & Hoshall of Memphis, Tennessee, as its engineering consultant to assist its efforts to obtain the entitlements, including permits that pertain to navigation and wetlands issues on the Mississippi River and tributaries, permits from the Yazoo-Mississippi Delta Levee Board, permits from the State of Mississippi Department of Archives and History, Tunica County building permits, State of Mississippi Department of Environmental Quality permits, State of Mississippi Board of Health approval, and clearances from the United States Environmental Protection Agency and Department of Agriculture.

COUNTRY CLUB AND GOLF FACILITIES
--------------------------------

      The Company's initial country club and golf facilities operations will be supervised by Resorts & Clubs, Inc., a company controlled by John F. Meeske. Mr. Meeske is the President and Chief Executive Officer of Resorts & Clubs, Inc., the Director, Resort Management Program at the Reeves School of Business, Methodist College, Fayetteville, North Carolina, and a Consultant to Cayuga Hospitality. Mr. Meeske has held executive management positions in the resort, country club and golf facilities business segments for more than 30 years.

      The Company has engaged Resorts & Clubs, Inc. as the Company's Resorts Adviser to assist the Company to identify, acquire, own, operate, manage and/or equity convert resorts, golf courses, country clubs, private business and sports clubs. Through the efforts of Resorts & Clubs, Inc., the Company is actively seeking and investigating potential acquisition and/or management opportunities in the resorts, country club and golf facilities business segment. The acquisition of such opportunity may be made by way of purchase, merger, exchange of stock or otherwise. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. The Company currently has very limited capital, and it is likely that the Company will pursue these opportunities by issuing Company stock.

OTHER OPERATIONS AND SERVICES
-----------------------------

      REAL ESTATE OPERATIONS. The Company is contemplating establishing programs to sell fractional ownership interests at selected properties through an "owners club" program and develop and sell residential real estate adjacent to our contemplated acquisitions of golf facilities. Given our strategic initiative to focus on the Tunica LLC project, we do not expect to significantly expand our real estate operations in the near future.

      CORPORATE SERVICES. The Company intends to perform a number of services on a company-wide basis, including certain centralized marketing, accounting, technology support and purchasing functions.

EXPANSION AND DEVELOPMENT
-------------------------

      We are also pursuing multiple new business opportunities around one of our core competencies, which is superior club management. We are investigating opportunities to manage clubs through management agreements, joint ventures and sole ownership.

      In late 2004, we engaged Club & Community Corporation, on an independent contractor basis, to analyze current membership programs and to assist in developing a new integrative club management concept, consistent with our emphasis on exploring new growth opportunities. Strategic growth opportunities will focus on new products and services that we can offer, as opposed to traditional club management discussed above.

SALES AND MARKETING
-------------------

      We contemplate owning and operating a diverse base of country clubs and resorts in addition to the Tunica LLC project. Based on the specific attributes of each club and its local market, we will attempt to position our golf and resort clubs, from the premium-end to the entry level of the specific market segments in which they compete, making the club experience available to a variety of target demographics. Our resorts will be positioned as "one of a kind" properties with a broad range of activities and services.

      As part of our corporate services, we intend to develop and implement national marketing and promotional programs, control trademarks and trademark licensing agreements, engage public relations firms and advertising agencies, coordinate communications with media sources and develop collateral materials. We believe that these coordinated activities, when implemented, will provide highly effective, complementary programs to the sales efforts at our individual clubs and resorts.

      Our resorts and clubs also likely will offer extended member programs. For example, we plan to provide members of clubs owned, leased or managed by us with access to other clubs outside a certain radius of the member's club.

      We believe there will be significant opportunities to increase revenues by marketing our interrelated products and services to our customer base. We will seek to develop and accentuate the unique aspects of our resorts, like the contemplated Tunica LLC project, and country clubs, in order to attract repeat customers, encourage group guests to return individually and increase rates charged for our services and amenities. In addition, to promote our facilities, we plan on publishing a magazine, focusing on golf, travel, food, wine, recreation and other aspects of the "private club experience."

      We also intend to host a number of professional golf tournaments to generate additional revenue and also to enhance our name recognition and that of our clubs and resorts. We believe we have established strong relationships with numerous professional organizations including the following:

     o    United States Golf Association;

     o    PGA Tour and LPGA Tour;

     o    Professional Golf Association of America;

     o    National Golf Course Owners Association;

     o    Club Managers Association of America;

     o    National Club Association;

     o    International Health, Racquet & Sports Club Association; and

     o    National Restaurant Association.

      We anticipate that such relationships may enable us to bring distinctive tournaments and events to our clubs and resorts.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
-----------------------------------------------

      We will be subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. Our operations will be subject to numerous other laws and regulations, including occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect us. We will have policies in place designed to bring or keep our facilities in compliance, and audit procedures to inspect for compliance with all current federal, state and local environmental laws. We are not aware of, and have not been informed by the Environmental Protection Agency or any state or local governmental authority of, any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to us, and we believe that we are in substantial compliance with all such laws, ordinances and regulations applicable to our facilities and operations.

      We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel likely will be based on the federal minimum wage and adopted increases in the minimum wage have historically increased labor costs. We may try to pass these increased labor costs to our customers through price increases. In addition, we will be subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We also will be subject to the Americans with Disabilities Act of 1990, which, among other things, created federally mandated access and use requirements. We believe we are in substantial compliance with applicable laws and regulations governing our operations.

      We plan to have operations in a number of states that regulate the licensing of restaurants and resorts, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. While we believe that we are, and will continue to be, in substantial compliance with these requirements, there can be no assurance that these requirements will not change or that any such change will not adversely affect us.

COMPETITION
-----------

      We operate in a highly competitive industry and our casinos, resorts and clubs will compete primarily on the basis of management expertise, reputation, featured facilities, quality and breadth of services and price. With respect to the contemplated Tunica LLC project, we will compete on a national and international level with numerous gaming, hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of our resorts. Our country club and golf facilities will compete on a local and regional level with other country club and golf facilities. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our results from that region. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation.

      We also compete for the operation of golf courses with national and regional golf course management companies, and, less frequently, with individuals and small ventures that typically own one or more golf courses. There are many opportunities for consolidation in the highly fragmented golf course ownership industry in the U.S. and the industry has seen a high level of consolidation in recent years. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses. Many of our competitors have substantially greater capital resources than we do, sometimes providing them the ability to pay substantially more for the type of facilities consistent with those in our strategy.

      Throughout the 1990's and in 2000, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. Although new course construction declined in 2002 and 2003 due to the slowdown in the U.S. economy and the acknowledgement of overbuilding in certain markets, a resurgence in development activity or additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OF OUR EXPECTED
---------------------------------------------------------------------------
COUNTRY CLUBS AND GOLF FACILITIES
---------------------------------

      ENROLLMENT AND RETENTION OF MEMBERS. Our success will depend on our ability to attract and retain members at our clubs and maintain or increase usage of our facilities. We anticipate that we will experience varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of our facilities. Although we intend to devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage will be beyond our control and there can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities usage is low would have a material adverse effect on our business, operating results and financial position.

      Changes in membership levels and facilities usage can be caused by a number of factors. In the past, federal tax law changes in the treatment of business entertainment and real estate expenses have adversely affected general industry demand. There can be no assurance that similar changes that would have an adverse effect on our revenues will not occur in the future. A substantial portion of our revenue is expected to be derived from discretionary or leisure spending by our members and guests and such spending can be particularly sensitive to changes in general economic conditions or changes in the federal tax laws. A significant adverse shift in general economic conditions, whether regional or national, would likely have a material adverse effect on our business, operating results and financial condition. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf and private dining, and other social and demographic trends, could also have an adverse effect on us.

      We intend to develop programs at our clubs targeted at decreasing attrition rates by increasing member satisfaction and usage. However, there can be no assurance that these initiatives will be successful or that the incremental costs of implementing such programs will not exceed its benefits.

      COMPETITION IN OUR INDUSTRY. The level of competition in our contemplated businesses varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our contemplated operations. Additionally, over the last decade, construction of public golf courses has accelerated significantly and we expect that, in the short to medium term, the increase in supply of public golf courses will exceed the increase in demand for such facilities. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternate forms of recreation.

      IMPAIRMENT OF ASSETS. The Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2001 which requires, among other things, that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We cannot anticipate the level of such impairment charges, if any, at this time. However, such impairment losses will be reported as a component of operating income
(loss) in our consolidated statements of operations.

      Our operations and ventures will consist almost entirely of golf-related facilities. Accordingly, we are subject to the risks associated with holding investments that are concentrated in a specific segment of the hospitality industry. A decline in the popularity of golf-related services could adversely affect the value of our anticipated holdings, and could make it difficult to sell facilities in the future. In addition, real estate holdings (including long-term leaseholds) will be subject to risks typically associated with investments in real estate. Investments in real estate are relatively non-liquid and, therefore, will limit our ability to vary our portfolio of facilities in response to changes in industry and general economic conditions.

      JOINT VENTURES AND COLLABORATIVE AGREEMENTS. We expect to partially own certain properties in partnership with other entities and may in the future enter into joint venture or other collaborative arrangements related to additional properties. Our investments in these joint ventures may, under certain circumstances, involve risks not otherwise present in our business, including the risk that our partner may become bankrupt, the impact on our ability to sell or dispose of our property as a result of buy/sell rights that may be imposed by the joint venture agreement, and the risk that our partner may have economic or other interests or goals that are inconsistent with our interests and goals and that they may be in a position to veto actions which may be in our best interests.

      EFFECT OF EVENTS OF SEPTEMBER 11, 2001 AND RELATED INTERNATIONAL GEOPOLITICAL UNCERTAINTIES. The September 11, 2001 terrorist attacks on the U.S. immediately impacted the leisure industry through cancellations at resorts and decreased travel activity. Furthermore, the war with Iraq and the ensuing economic recession created a level of uncertainty with the world's political climate that we believe affected levels of usage of leisure properties. If slow business conditions in the economy occur or become severe, or if catastrophic events, including additional terrorist attacks on U.S. targets or a prolonged military effort with Iraq and/or other nations, were to occur in the future, our revenues and operating results will be significantly impacted.

      SEASONALITY OF DEMAND; FLUCTUATIONS IN QUARTERLY RESULTS. Our results will fluctuate as a result of a number of factors. Usage of our anticipated country club and golf facilities and resorts likely will decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for golf and golf-related activities. As a result of these factors, we anticipate that we will generate a disproportionate share of our revenues and cash flows in the second, third and fourth quarters of each year and have lower revenues and profits in the first quarter. The timing of purchases, sales, leases of facilities, or divestitures, may also cause our results of operations to vary significantly in otherwise comparable periods.

      Our results can also be affected by non-seasonal and severe weather patterns. Periods of extremely hot, cold or rainy weather in a given region can be expected to reduce our golf-related revenue for that region. Similarly, extended periods of low rainfall can affect the cost and availability of water needed to irrigate our anticipated golf facilities and can adversely affect results for facilities in the region affected. Keeping turf grass conditions at a satisfactory level to attract play on golf courses requires significant amounts of water. Our ability to irrigate a course could be adversely impacted by a drought or other water shortage. A severe drought affecting a large number of properties could materially adversely affect our business and results of operations.

      Conversely, floods caused by extreme rains may interrupt golf play at affected properties and result in property losses that may not be fully insured. We plan to carry comprehensive liability, fire, flood and extended insurance coverage, as applicable, on all of our properties. We believe that that such policy specifications and insured limits will be customary for similar properties and plan to insure such facilities within industry standards. There are, however, losses of a catastrophic nature, such as those caused by wars, terrorist attacks or earthquakes, which may be either uninsurable or not economically insurable. Should an uninsured loss occur, we could lose both our invested capital in and anticipated profits from that property.

      INFLATION. Inflation is not anticipated to have a significant impact on this segment of our contemplated business operations. As operating costs and expenses increase, we generally will attempt to offset the adverse effects of increased costs by increasing prices in line with industry standards. However, we will be subject to the risks that our costs of operations will increase and we will be unable to offset those increases through increased dues, fees or room rates without adversely affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our anticipated leased facilities, energy costs and property taxes.

EMPLOYEES

      As of May 12, 2005, we employed one employee; namely, Scott Hawrelechko, Chairman and Chief Executive Officer, in our operations. In addition, we and/or our affiliates, have entered into independent contractor relationships with persons and entities to facilitate the development of the Tunica LLC project and the implementation of our strategy. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees will represent an important asset; however, we will position ourselves to the extent possible so that we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations will be good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

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

      We will generally enter into confidentiality and invention assignment agreements with our employees and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our property.

      Our affiliates intend to register various service marks, including the name "Myriad Botanical Resort" with the U.S. Patent and Trademark Office. We intend to apply with the U.S. Patent and Trademark Office for the registration of various other service marks. We regard our contemplated service marks as valuable assets and intend to protect such service marks vigorously against infringement.

AVAILABLE INFORMATION

      We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). These reports may be viewed and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at the SEC's internet site www.sec.gov, as soon as practicable after such material is electronically filed with the SEC. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.


ITEM 2. DESCRIPTION OF PROPERTIES

      Our corporate headquarters are located in Edmonton, Alberta, Canada. Our offices are currently provided on a no-cost basis by a Company affiliate, Myriad Golf Resorts, Inc., also controlled by Scott Hawrelechko, our Chairman and Chief Executive Officer. We believe that our current facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available at competitive local rental rates if necessary. At such time as construction of the Tunica LLC project commences, which is anticipated to occur during 2006, we anticipate that a Company affiliate will provide suitable on-site facilities for the Company. No real property is owned directly by the Company. We have an undivided interest in the Tunica LLC project through our thirty-three percent (33%) interest in the Tunica LLC.

      We intend to operate resorts, country club and golf facilities through sole ownership, partial ownership and management agreements. In connection with our anticipated country clubs and golf facilities segment, we anticipate that we will continually monitor the performance, composition and characteristics of our portfolio of facilities and actively manage our portfolio through expansions, additions (acquisitions and other investments) and dispositions. We intend to divest a facility when it no longer has strategic value or the potential to contribute to our growth, and an appropriate opportunity for divestiture is available. Facilities to be divested also will include expired or terminated lease arrangements or management agreements that generally have shorter terms than joint venture agreements or other forms of ownership. We intend to generally include a termination clause in our management agreements which impose a financial penalty, paid to us by the managed owner, to discourage early termination of management agreements.

      In addition to the Tunica LLC project, we presently anticipate that a significant portion of our properties will be located in the United States, Canada, and other strategic locations throughout the world. Due to our contemplated concentration of facilities in certain of these markets, our operating and financial performance will be subject to the regional weather patterns and changes in economic conditions in these areas.


ITEM 3. LEGAL PROCEEDINGS

         On October 1, 2002, we entered into an agreement and mutual general release with Charles R. Cronin, Jr., a former Executive Vice President and Director of the Company. Pursuant to the terms of the agreement, we agreed to sell, transfer and convey to Mr. Cronin all the assets acquired by the Company pursuant to the Agreement and Plan of Merger dated as of October 16, 2001, among Convert-Tech, Inc., Infinity Technology Solutions, Inc., and the Company, and to pay Mr. Cronin the sum of $250,000 not later than March 31, 2003, subject to acceleration in case the Company secures certain financing. As of this date, we have been unable to repay this obligation to Mr. Cronin. We understand that Mr. Cronin will release the Company of this obligation to the extent that certain funds are paid by a third party in connection with its exercise of options to acquire shares of Company Common Stock currently held by Mr. Cronin and his affiliates.

         Except as set forth above, we are not aware of any legal proceedings in which any director, officer or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock generally trades on the NASD's Bulletin Board system under the symbol "MYRA." We learned on or about January 17, 2005 that our prior auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2003. Since February 7, 2005 our stock has been listed on the Pink Sheets under the stock ticker symbol "MYRA.PK." We anticipate re-filing our Form 10-QSBs for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, and our re-audited Form 10-KSB for the fiscal year ended December 31, 2003 substantially contemporaneous with the filing of this annual report.

      The following table sets forth the range of reported closing bid prices of our Company's common stock during the periods indicated. Such prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The information set forth below was obtained from Yahoo Finance with respect to 2003 information, and from Charles Schwab & Co., Inc. with respect to 2004 and 2005 information.

                         2003
                         ----
                   High        Low
                   ----        ---

1st Quarter        0.40        0.17
2nd Quarter        0.65        0.03
3rd Quarter        0.51        0.05
4th Quarter        0.06        0.05

                        2004
                        ----
                   High        Low
                   ----        ---

1st Quarter        0.35        0.05
2nd Quarter        0.45        0.17
3rd Quarter        0.46        0.15
4th Quarter        1.25        0.15

                        2005
                        ----
                   High        Low
                   ----        ---

1st Quarter        0.30        0.15


HOLDERS OF COMMON STOCK

      As of December 31, 2004 there were approximately 148 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

TRANSFER AGENT

      The transfer agent and registrar for the Company's Common Stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended December 31, 2004, we made stock grants to directors for services totaling 200,000 common shares and 100,000 shares were granted to a vendor for services. The total compensation cost for these stock grants was $129,000, which we recorded in our consolidated statement of operations. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act.

DIVIDENDS

         We have not paid any cash dividends on our common stock since our incorporation. Management anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Annual Report on Form 10-KSB.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Factors That May Affect Future Our Plan of Operations."

PLAN OF OPERATIONS

         Our plan of operations for the next 12 months is to implement our business plan as described in this Annual Report; namely, to implement our business plan by capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences, including the Tunica LLC project. This plan is a substantial change in the nature of our business operations. In addition, we plan to actively seek, investigate, and if warranted, acquire one or more resort and golf facilities-related businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. We currently have very limited capital, and it is unlikely that we will be able to take advantage of such business opportunities without securing additional funding by means of equity and/or debt offerings of our securities. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATIONS

         WE HAVE A MINIMAL OPERATING HISTORY, WHICH RAISES SUBSTANTIAL DOUBT AS TO OUR ABILITY TO SUCCESSFULLY DEVELOP PROFITABLE BUSINESS OPERATIONS. We have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in the destination experience resort industry are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein. Most importantly, if we are unable to secure future capital, we will be unable to continue our operations. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities. To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company's ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of equity and debt financings.

         BECAUSE OUR COMMON STOCK IS DEEMED A LOW-PRICED "PENNY" STOCK, AN INVESTMENT IN OUR COMMON STOCK SHOULD BE CONSIDERED HIGH RISK AND SUBJECT TO MARKETABILITY RESTRICTIONS. Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to: (i) deliver to the customer, and obtain a written receipt for, a disclosure document; (ii) disclose certain price information about the stock;
(iii) disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer; (iv) send monthly statements to customers with market and price information about the penny stock; and (v) in some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules. Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

         OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. The shares of our common stock are thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

         WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE OUR OPERATIONS, WHICH WE MAY NOT BE ABLE TO RAISE OR IT MAY ONLY BE AVAILABLE ON TERMS UNFAVORABLE TO US OR OUR STOCKHOLDERS, WHICH MAY RESULT IN OUR INABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS AND HARM OUR OPERATIONAL RESULTS. We have and expect to continue to have substantial capital expenditure and working capital needs, and will need to raise additional funds to fund our operations. If operating difficulties or other factors, many of which are beyond our control, cause our cash flows to decrease, we may be limited in our ability to spend the capital necessary to complete our development programs. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

OVERVIEW

GENERAL
-------

         We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties and country club and golf facilities. Our operations are intended to be organized into two principal business segments:
(1) destination experience resorts such as the Tunica LLC project, and (2) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

         The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. A full description of all of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements.

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, our independent public accountants accounted for the equity investment in Tunica LLC at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at December 31, 2004 and concluded that no impairment was required to be recognized. Nevertheless, the future realization of this investment is subject to Tunica LLC obtaining the necessary capital and then successfully executing its business plan. If our plans change or funding does not occur, this investment in Tunica LLC may be determined to be impaired in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         The Company generated no revenues during the year ended December 31, 2004 as compared to revenues of $949 for the year ended December 31, 2003. During the first half of 2004, we focused our attention on executing the definitive Securities Purchase Agreement consummating the change in control transaction effective July 6, 2004, pursuant to which we issued 22,000,000 shares of our common stock to Scott Hawrelechko in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Tunica LLC. Tunica LLC is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

         The Company's operating expenses for the fiscal year ended December 31, 2004 was $58,070 compared to $356,515 during the comparable period for 2003. This decrease in operating expenses was primarily attributable to a reduction in insurance costs, bad debts and impairment charges for intangibles, which was partially offset by stock issued for services to two directors and a service vendor, and further reduced by the decision by former management to forego rights to accrued but unpaid salaries totaling $226,650. The Company had a net loss of $(58,070) from operations for the year ended December 31, 2004 as compared to a net loss of $(355,566) for the fiscal year ended December 31, 2003. Interest expense increased to $92,801 for the fiscal year ended December 31, 2004 as compared to $3,865 for the fiscal year ended December 31, 2003. Net loss before income taxes was $(126,580) for the fiscal year ended December 31, 2004 as compared to a net loss $(359,431) for the fiscal year ended December 31, 2003.

         The Company's revenues during 2005 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2005.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

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

         The Company's operating expenses during the year ended December 31, 2003 were $230,515 (after subtracting expense related to disposal of intangible assets of $126,000) compared to $1,026,360 (after subtracting expenses related to disposal of intangible assets of $1,035,169) during the comparable period in 2002. Lower operating expenses in 2003 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss before income taxes of $(359,431) (including expenses of $126,000 related to disposal of intangible assets) for the year ended December 31, 2003 as compared to a net loss before income taxes of $(1,379,864) (including expenses of $1,035,169 related to disposal of intangible assets) for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to implement our business plan. We will require additional capital financing to implement our business plan, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management. We anticipate that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

         The Company's working capital was $(594,577) as of December 31, 2004 compared to $(601,616) as of December 31, 2003. This deficit was primarily attributable to an increase in accounts payable and accrued interest and partially offset by the decision by former management to forego rights to accrued but unpaid salaries totaling $226,650. At December 31, 2004, the Company had no cash.

         The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2004, the Company had $30,553 outstanding on this credit facility, bearing interest at a rate of 10.99%. During 2004, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the amount of $18,334 from a related party which provided funding in order for the Company to remain current on paying normal expenses.

         We will require significant additional capital to implement the Tunica LLC business plan and to finance the implementation of our plan of operations as described in this Annual Report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award. This new standard will impact our financial statements prospectively if and when we issue stock and/or options as compensation.

GOING CONCERN

         The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with the implementation of our business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

OFF-BALANCE SHEET ARRANGEMENTS

         We are not aware of any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

         Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We previously filed a Form 8-K with the Securities and Exchange Commission (the "Commission") on January 24, 2005, which was amended by a Form 8-K/A filed with the Commission on February 23, 2005, notifying the Commission that we had retained Moore Stephens Frost ("Moore") on January 19, 2005 as our independent accountant. On January 17, 2005, our Board of Directors approved to disengage and dismiss Milner and Brock ("Milner") as our independent public accounting firm. Milner's reports on our consolidated financial statements for the years ended December 31, 2002 and 2003, filed with the Commission indicated that there was substantial doubt about our ability to continue as a going concern. During the two fiscal years ended December 31, 2002 and 2003 and the subsequent interim period through January 17, 2005, there were no disagreements with Milner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         During the two fiscal years ended December 31, 2002 and 2003 and the subsequent interim periods through January 17, 2005, we did not consult with Moore, or any other registered independent public accounting firm, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

         As of February 17, 2005, our management was informed that Milner was not registered with the Public Company Accounting Oversight Board (PCAOB) since October 22, 2003. Accordingly, we subsequently engaged Moore to re-audit our financial statements for the period ended December 31, 2003 and to review our quarterly financial statements for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We anticipate re-filing the Form 10-QSBs for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 substantially contemporaneous with our filing of this annual report for the fiscal year ended December 31, 2004. We intend to file the re-audited Form 10-KSB for the fiscal year period ended December 31, 2003 as soon thereafter as practicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

         Our management, consisting of Scott Hawrelechko, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

CHANGES IN INTERNAL CONTROLS
----------------------------

         There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name                                  Age                   Position
----                                  ---                  --------
Scott Hawrelechko                      41          Chairman, President, Chief Executive
Officer, Secretary,                                Chief Financial Officer and Director

Dr. Robert S. Ross                     84          Director

Dale Cheek                             51          Director

Eli Dabich, Jr. (1)                    65          Former Chairman, President, Chief Executive
                                                   Officer and Director

Jeanette T. Smith (1)                  56          Former Vice President, Secretary, Chief Financial
                                                   Officer and Director

--------------------

         (1) MR. DABICH AND MS. SMITH RESIGNED EFFECTIVE JULY 6, 2004 AT THE CLOSING OF THE CHANGE IN CONTROL TRANSACTION INVOLVING THE ISSUANCE OF 22,000,000 SHARES OF THE COMPANY'S COMMON STOCK TO MR. HAWRELECHKO.

         SCOTT HAWRELECHKO has served as our President, Chief Executive Officer, Secretary and Chief Financial Officer and a Director effective with the closing of the change in control transaction on July 6, 2004. Mr. Hawrelechko currently serves as the Manager of Tunica LLC, and as the President and Chief Executive Officer of Myriad Golf Resort, Inc. Mr. Hawrelechko has more than 19+ years experience in the commercial contracting business as owner operator. In addition to his construction management expertise, Mr. Hawrelechko has been involved in construction and restaurant ventures, a marketing association and authored a book on marketing innovative ideas. Mr. Hawrelechko is an avid golfer and sportsman.

         DR. ROBERT S. ROSS has served as a Director effective with the closing of the change in control transaction on July 6, 2004. Dr. Ross currently serves as President of Environmental Structures, Inc., of Cleveland, Ohio, and Concept Development Institute, Inc., a nonprofit "think tank" located in Hudson, Ohio. Previously, Dr. Ross served as Manager of Aeromechanical Research and Development at the Goodyear Aerospace Corporation in Akron, Ohio. Dr. Ross has held many academic appointments including Director of The Guggenheim Institute in Akron, Ohio, where he taught as Special Lecturer in the Graduate School, was the first Director of the Instructional Television Network at the Case Western Reserve University, Cleveland, Ohio, and as Associate Professor at the University of Akron. Dr. Ross and his associates have been involved in over 100 "firsts", in a wide variety of fields from drilling for oil under the Gulf of Mexico to placing a payload on a planet. Dr. Ross' latest efforts are in the field of giant "pressure stabilized cable structures", new materials and manufacturing methods. Dr. Ross received B.S., M.S. and Ph.D. degrees in Engineering.

         DALE CHEEK has served as a Director effective with the closing of the change in control transaction on July 6, 2004. Mr. Cheek has served as President of HDC & Associates since 1992, and has more than 30 years experience in the construction industry and project development services. HDC specializes in providing services for project predevelopment through final construction and currently has $5.3 billion in active projects, which include the following clients, projects and brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Gaylord Hotels, Opryland, Ritz Carlton Hotels, Universal Studios, Hard Rock Hotels, Loews Hotels, Westin Hotels, Four Seasons Hotels and Wydham Hotels. Recent and current projects are in progress throughout the United States, San Juan, Puerto Rico, Manila, Philippines, Osaka, Japan, Grand Cayman, BWI, Dublin, Ireland, and Bahamas. Mr. Cheek graduated from the Georgia Institute of Technology in 1971.

         ELI DABICH, JR., prior to the closing of the change in control transaction, served as the Chief Executive Officer, President and a Director of the Company, and since 1996 has been involved in an insurance, information technology and financial services consulting practice. Effective July 6, 2004, Mr. Dabich resigned all of his officer and Director positions with the Company. From 1993 to 1995, Mr. Dabich served as Senior Vice President and Chief Administrative Officer for TIG Insurance Company (a TransAmerica Insurance Company), where he was responsible for administrative services, human resources and information systems. From 1990 to 1993, Mr. Dabich was Senior Vice President of Nationale Nederlanden, North American Corporation, responsible for the operations of 13 property and casualty insurance companies in the US and Canada having $2.5 Billion in premium revenue. Prior thereto, from 1988 to 1990, Mr. Dabich served as National Director of Insurance Consulting for Coopers & Lybrand. From 1982 to 1988, Mr. Dabich served as Executive Vice President for Administration and Finance for Maryland Casualty Company, responsible for information systems, human resources, agency automation, software development, and systems and administration. From 1974 to 1982, Mr. Dabich served as Senior Vice President of Sun Life Insurance Company in Baltimore, responsible for data processing and administrative services. From 1970 to 1974, Mr. Dabich served as a IBM Marketing Representative. Mr. Dabich is a 1963 graduate of the U.S. Naval Academy, has a B.S. in Engineering, and served in the Navy, initially as a naval aviator. Mr. Dabich received a M.S. degree in Administration in 1970 from George Washington University.

         JEANETTE TEBRICH SMITH, prior to the closing of the change in control transaction, served as the Executive Vice President, Secretary, Treasurer, and a Director of the Company. Effective July 6, 2004, Ms. Smith resigned all of her officer and Director positions with the Company. From 1986 to 1995, Ms. Smith served as Assistant Vice President, Human Resources, for TransAmerica Insurance Company in Los Angeles, CA, where she provided support to field human resource managers nationally, and her responsibilities included enhancement of employee relations, training, salary and benefits administration, organization development and employment. From 1980 to 1986, Ms. Smith served as Vice President, Human Resources & Administration for Bekins Moving & Storage in Glendale, CA. From 1977 to 1980, Ms. Smith served as Regional Manager for Greyhound Personnel Services. Ms. Smith received a B.A. degree in History/Education in 1970 from University of California, Los Angeles.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of such forms furnished to the Company and its records, the Company believes that during the last fiscal year, each of Messrs. Hawrelechko, Ross and Cheek filed one late report on SEC Form 3, and that none of our officers, directors and greater than 10-percent beneficial owners was required to file a Form 5 since all reportable transactions and holdings were previously reported.

CODE OF ETHICS

         We have not yet adopted a Code of Ethics for our senior management pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by the Company during 2002, 2003 and 2004, to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Scott Hawrelechko (1)                   2004                     $      0
Chairman, President, Chief Executive
Officer, Chief Financial Officer

Eli Dabich, Jr.(2)                      2004                     $      0
Former Chairman and President           2003                     $      0
                                        2002                     $ 43,500

Jeanette Tebrich Smith (2)              2004                     $      0
Executive Vice President                2003                     $      0
                                        2002                     $ 43,500
_________________

         (1) MR. HAWRELECHKO BECAME OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER EFFECTIVE JULY 6, 2004 AT THE CLOSING OF THE CHANGE IN CONTROL TRANSACTION INVOLVING THE ISSUANCE OF 22,000,000 SHARES OF THE COMPANY'S COMMON STOCK TO MR. HAWRELECHKO.

         (2) MR. DABICH AND MS. SMITH RESIGNED EFFECTIVE JULY 6, 2004 AT THE CLOSING OF THE CHANGE IN CONTROL TRANSACTION INVOLVING THE ISSUANCE OF 22,000,000 SHARES OF THE COMPANY'S COMMON STOCK TO MR. HAWRELECHKO.

         There were no option grants to Mr. Hawrelechko during 2004. Effective with the closing of the change in control transaction involving the issuance of 22,000,000 shares of the Company's Common Stock to Mr. Hawrelechko, all options previously granted to Mr. Dabich and Ms. Smith were cancelled. Accordingly, we have not included any further information regarding individual grants of stock options during fiscal 2003 and 2004 to each of the named executive officers.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS:

BOARD OF DIRECTORS

         During the year ended December 31, 2004, there were no formal meetings of the Company's Board of Directors. Other actions in 2004 were conducted by means of unanimous written consents on three separate instances. In order to facilitate the various functions of the Board of Directors, the Board of Directors has created an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the entire Board of Directors. Each director attended all meetings of the Board and the committee on which he or she was/is a member during 2003 and 2004.

AUDIT COMMITTEE

         The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company's independent auditors and makes recommendations to the Board with respect to these and related matters. The current member of the Audit Committee is Scott Hawrelechko. We do not believe that Mr. Hawrelechko satisfies the requirements to be considered a "audit committee financial expert" pursuant to Item 401(e) of Regulation S-B. None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE

         The Compensation Committee makes decisions as to the compensation and benefits of the Company's officers and key employees when such decisions are not made by the Board. The current member of the Compensation Committee is Scott Hawrelechko. The Compensation Committee did not formally meet during 2003 or 2004.

DIRECTOR COMPENSATION

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

EMPLOYMENT AGREEMENTS

         We do not have an employment agreement with Mr. Hawrelechko, but we intend to formalize employment agreements with senior management in the near future. Effective with the closing of the change in control transaction involving the issuance of 22,000,000 shares of the Company's Common Stock to Mr. Hawrelechko on July 6, 2004, all existing employment agreements with Mr. Dabich and Ms. Smith were terminated without the imposition of any charge or fee paid by the Company, and each of Mr. Dabich and Ms. Smith executed and delivered a release agreement providing for the forfeiture of all accrued and unpaid salaries totaling $226,650, and the cancellation of his or her respective employment agreement and all options previously granted under our 2000 Incentive Stock Plan.

STOCK PLANS

         2000 Incentive Stock Plan. Our 2000 stock plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 2000 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 2000 stock plan in December 2000 and our stockholders adopted the 2000 stock plan in July 2004. Unless terminated earlier by the board of directors, the 2000 stock plan will terminate in December 2010.

         As of December 31, 2004, there were no options to purchase shares of common stock outstanding. No shares had been issued upon exercise of outstanding options, and 5,000,000 shares remain available for future grant under the 2000 stock plan.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 12, 2005 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of May 12, 2005, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 38,862,133 shares of common stock outstanding.

         Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Myriad Golf Resort, Inc., Suite 1000, 10050-112 Street, 10th Floor, Edmonton, Alberta, Canada, T5K 2J1.

Name of Shareholder                 Number of Shares     Percent of Common Stock
-------------------                 ----------------     --------------------

Scott Hawrelechko                      22,000,000                  56.6%

Dr. Robert S. Ross 100,000 *

Dale Cheek                                100,000                    *

Eli Dabich, Jr.(1)                      2,757,119                   7.1

Jeanette T. Smith(2)                    2,485,564                   6.4

Charles R. Cronin, Jr.(3)               4,187,500                  10.8

Michael York (4)                        2,195,000                   5.6

Whitmore Trust (5)                      4,100,000                  10.6

All executive officers and directors   22,200,000                  57.1%
  as a group (3 persons)

-------------------
    * Less than one percent.

         (1) Includes 146,800 shares held in the name of the Dabich Charitable Trust U/T/D 10/15/99 of which Mr. Dabich may be deemed to share voting and dispositive power by virtue of his capacity as a Co-Trustee. Mr. Dabich disclaims beneficial ownership with respect to shares held by the Dabich Charitable Trust. Mr. Dabich's address is 2815 Cox Neck Road, Chester, Maryland, 21619.

         (2) Includes 360,000 shares held for Ms. Smith's son of which Ms. Smith may be deemed to share voting and dispositive power. Ms. Smith disclaims beneficial ownership with respect to shares held for her son. Ms. Smith's address is 4711 Hillard Avenue, La Canada, California, 91011.

         (3) Includes 3,987,500 owned by the Cronin Family Revocable Trust, and 200,000 owned by Mr. Cronin's children. Mr. Cronin's address is 1285 Dumaine Road, Oak Park, California, 91377.

         (4) Includes 1,650,000 shares held by The Michael York Family Limited Partnership and 45,000 shares owned by the Michael D. York Charitable Foundation, each in which Mr. York may be deemed to share voting and dispositive power by virtue of his capacity, and 500,000 shares owned by Mr. York directly. Mr. York's address is 3039 Primier Parkway, Suite 100, Duluth, Georgia, 30097.

         (5) Includes options to purchase 2,300,000 shares immediately exercisable from Mr. Dabich and 1,800,000 shares immediately exercisable from Ms. Smith.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective with the closing of the change in control transaction on July 6, 2004, we issued to Mr. Hawrelechko 22,000,000 shares. Mr. Hawrelechko is our controlling shareholder by virtue of his direct shareholdings and his power to vote and dispose of his shares. In addition, Mr. Hawrelechko is the Manager of, and the owner of a sixty-six percent (66%) interest in, the Tunica LLC, and is the President and Chief Executive Officer of Myriad Golf Resort, Inc., a Alberta, Canada corporation that has funded approximately $2,000,000 in pre-development costs associated with the Tunica LLC project. Mr. Hawrelechko is accountable to the Company as a fiduciary and, consequently, must exercise good faith and integrity in handling the business of the Company. Nevertheless, in the conduct of the Company's business, actual or potential conflicts of interest may arise between and among the interests of the Company, Tunica LLC and Myriad Golf Resort, Inc. Because the Company is controlled by and will be operated by Mr. Hawrelechko, these conflicts will not be resolved through arm's-length negotiations, but rather through the exercise of Mr. Hawrelechko's judgment consistent with his fiduciary duties to the Company.

         Myriad Golf Resort, Inc., a Alberta, Canada corporation ("Myriad Gofl"), and an affiliate of Mr. Hawrelechko, entered into a Consulting Services Agreement with Whitfield & Associates, LLC providing for the payment of the principal sum of $400,000 over a three-year term commencing December 2003 and certain other development fees, which agreement replaces an existing December 2002 contract between the parties, pursuant to which Myriad Golf has paid Whitfield the sum of $100,000. Myriad Golf engaged Whitfield to secure a land lease and the services of engineering, architectural, construction, marketing, entertainment, and other parties necessary to secure a development permit for the contemplated Tunica LLC project. Whitfield & Associates, LLC is an affiliate of the Whitmore Trust, the holder of options to acquire up to 4,100,000 shares of the Company's Common Stock from Mr. Dabich and Ms. Smith.

         Environmental Structures Inc. (ESI) has conducted meetings with certain engineering and construction firms (including Allen & Hoshall and Hardaway Construction) related to climate-controlled environment dome fabrication, joining details of domes and the attachments of the domes to fixed structures (hotel, casino, convention center) for the contemplated Tunica LLC project. Dr. Ross, a Director of the Company, is the President of ESI.

         In January 2003, Myriad Golf entered into a Project Management Agreement with HDC & Associates providing for payment of $20,000 monthly during the construction period of the contemplated Tunica LLC project. Mr. Cheek, a Director of the Company, is the President of HDC & Associates.


ITEM 13.   EXHIBITS.

         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-11.

         (b) Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.

         (c) Exhibits

EXHIBIT
NUMBER      DESCRIPTION

2.1 Securities Purchase Agreement dated June 22, 2004, between the Registrant and Scott Hawrelechko
3(i).1   Restated Certificate of Incorporation of Registrant
3(ii).1  Amended and Restated By-laws of Registrant
10.1     First Amended and Restated Synergy 2000, Inc. 2000 Incentive Stock Plan
21.1     List of Subsidiaries
31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14 and
         15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         On January 19, 2005, we engaged Moore Stephens & Frost ("Moore") as our principal accountants to audit our annual financial statements for the fiscal year ended December 31, 2004. Subsequently, on February 22, 2005, we engaged Moore to audit our annual financial statements for the fiscal year ended December 31, 2003 after learning that our prior auditor had not been registered with the Public Company Accounting Oversight Board since October 22, 2003. We have paid Moore, or payments have been made on our behalf to Moore, of an aggregate of $47,000 in fees for professional services rendered in connection with these audits.

AUDIT-RELATED FEES

         There were no fees billed to us during the two fiscal year ended December 31, 2004, for professional services of Moore for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported in the previous paragraph.

TAX FEES

         There were no fees billed to us during the two fiscal years ended December 31, 2004, for professional services of Moore for tax compliance and related tax services.

ALL OTHER FEES

         There were no fees billed to us during the two fiscal years ended December 31, 2004, for services rendered by Moore other than the services described in the previous three paragraphs.

         The engagement of Moore to render audit or non-audit services requires the prior approval of our Audit Committee and/or Board of Directors.

                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE
                                                                       ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm............F-1

     Consolidated Balance Sheet.........................................F-2

     Consolidated Statement of Operations...............................F-3

     Consolidated Statement of Stockholders' Equity.....................F-4

     Consolidated Statement of Cash Flows...............................F-5

     Notes to Consolidated Financial Statements.......................F-6 - F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Myriad Entertainment and Resorts, Inc.
   and Subsidiaries
   (formerly Synergy 2000, Inc.)
Edmonton, Alberta Canada


         We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accepted accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern. In addition, the realization of the Company's investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") is contingent on additional financing and the successful execution of Myriad - Tunica's business plan. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                    Certified Public Accountants
Little Rock, Arkansas
March 29, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                                DECEMBER 31, 2004

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE
                                                                        ----

Consolidated Financial Statements

    Report of Independent Registered Public Accounting Firm.............. F-1

    Consolidated Balance Sheet........................................... F-2

    Consolidated Statement of Operations................................. F-3

    Consolidated Statement of Stockholders' Equity....................... F-4

    Consolidated Statement of Cash Flows................................. F-5

    Notes to Consolidated Financial Statements........................... F-6-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Myriad Entertainment and Resorts, Inc.
  and Subsidiaries
  (formerly Synergy 2000, Inc.)
Edmonton, Alberta Canada

         We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accepted accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern. In addition, the realization of the Company's investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") is contingent on additional financing and the successful execution of Myriad - Tunica's business plan. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                    Certified Public Accountants
Little Rock, Arkansas
March 29, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004


                                     Assets
                                     ------

Cash                                                                $        --

Investment in Myriad World Resorts of Tunica, LLC                       200,000
                                                                    -----------

Total assets                                                        $   200,000
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
Accounts payable                                                    $   456,075
Due to related party                                                     18,334
Accrued interest                                                         89,615
Short-term borrowings                                                    30,553
                                                                    -----------
Total current liabilities                                               594,577
                                                                    -----------

Stockholders' equity
Common stock, par value $.001;
authorized 300,000,000 shares;
issued and outstanding 38,407,133 shares                                 38,407
Additional paid-in-capital                                            1,801,114
Accumulated deficit                                                  (2,234,098)
                                                                    -----------
Total stockholders' equity                                             (394,577)
                                                                    -----------

Total liabilities and stockholders' equity                          $   200,000
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     2004               2003
                                                 ------------      ------------
Operating revenues
  Fees billed                                    $         --      $        949
                                                 ------------      ------------
Total operating revenues                                   --               949
                                                 ------------      ------------

Operating expenses
  Reversal of previously accrued salaries            (226,650)               --
  Stock issued for services                           129,000                --
  Professional fees                                   132,387           138,052
  Impairment of intangibles                                --           126,000
  Insurance                                            16,228            31,920
  Bad debts                                                --            48,654
  Other expenses                                        7,105            11,889
                                                 ------------      ------------
Total operating expenses                               58,070           356,515
                                                 ------------      ------------

Net loss from operations                              (58,070)         (355,566)

Other income (expenses)
  Interest expense                                    (92,801)           (3,865)
  Disposal of equipment                                (3,035)               --
  Miscellaneous income                                 27,326                --
                                                 ------------      ------------
Total other expenses                                  (68,510)           (3,865)
                                                 ------------      ------------

Net loss before income taxes                         (126,580)         (359,431)

Income tax benefit                                         --                --
                                                 ------------      ------------

Net loss                                         $   (126,580)     $   (359,431)
                                                 ============      ============

Net loss per common share:
  Basic                                          $      (0.00)     $      (0.02)
  Diluted                                        $      (0.00)     $      (0.02)

Weighted average shares outstanding:
  Basic                                            26,986,037        16,107,133
  Diluted                                          26,986,037        16,107,133

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                                    AND SUBSIDIARIES
                                             (FORMERLY SYNERGY 2000, INC.)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                             Total
                                                 Common Stock             Additional                         Stock-
                                          ---------------------------      Paid-In-       Accumulated        holders'
                                             Shares         Amount          Capital         Deficit          Equity
                                          -----------     -----------     -----------     -----------      -----------
Balance - January 1, 2004                  16,107,133     $    16,107     $ 1,494,414     $(2,107,518)     $  (596,997)

  Stock issued for interest in Myriad
    World Resorts of Tunica, LLC           22,000,000          22,000         178,000              --          200,000

  Stock issued for services rendered          300,000             300         128,700              --          129,000

  Net loss                                         --              --              --        (126,580)        (126,580)
                                          -----------     -----------     -----------     -----------      -----------

Balance - December 31, 2004                38,407,133     $    38,407     $ 1,801,114     $(2,234,098)     $  (394,577)
                                          ===========     ===========     ===========     ===========      ===========

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.


                                                           F-4

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004           2003
                                                       ---------      ---------
Cash flows from operating activities
  Net loss                                             $(126,580)     $(359,431)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                         1,584          4,014
      Stock issued for services                          129,000             --
      Loss on disposal of fixed assets                     3,035             --
      Impairment of intangible assets                         --        126,000
      Changes in operating assets and liabilities
        Accounts receivables                                  --         48,654
        Accounts payable                                 120,429        116,069
        Accrued expenses                                (133,912)            --
                                                       ---------      ---------
Net cash used in operating activities                     (6,444)       (64,694)
                                                       ---------      ---------

Cash flows from financing activities
  (Repayments) proceeds of short-term borrowings         (13,972)        44,525
  Borrowings from related party                           18,334             --
  Capital contributed                                         --          4,985
                                                       ---------      ---------
Net cash provided by financing activities                  4,362         49,510
                                                       ---------      ---------

Net decrease in cash                                      (2,082)       (15,184)

Cash - beginning of year                                   2,082         17,266
                                                       ---------      ---------

Cash - end of year                                     $      --      $   2,082
                                                       =========      =========

Supplemental disclosure of cash flow information
------------------------------------------------
  Interest paid                                        $   3,186      $   3,865

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

                  This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (formerly Synergy 2000, Inc., the "Company") and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.

         a. ORGANIZATION AND BUSINESS - Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, the Company acquired a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company in exchange for the issuance of 22 million shares of common stock. Concurrent with this transaction, the Company changed its name to Myriad Entertainment and Resorts, Inc. and began implementing its new business plan of capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through its creation of unique, world-class travel and leisure experiences. The Company plans to build and develop resort developments using a series of public and private equity and debt financings. This is an entirely new direction for the Company which was previously an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century.

                  In conjunction with the transaction outlined above, members of previous management agreed to forego rights to accrued but unpaid salaries totaling $226,650, which has been reflected as a reduction of operating expenses in the accompanying statement of operations.

         b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the years ended December 31, 2004 and 2003.

         c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004, the Company had no cash equivalents.

         d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the market price of the shares issued. Goodwill related to equity method investments is tested for other than temporary impairment to accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at December 31, 2004, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If management's plans change or funding does not occur, this investment may be deemed to be impaired in the future. a.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

         e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,584 for the year ended December 31, 2004 and $4,014 for the year ended December 31, 2003. The Company accounts for long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In conjunction with the investment in Myriad - Tunica discussed above, the Company disposed of its remaining fixed assets.

         f. INTANGIBLE ASSETS - In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interest of a stand-alone insurance broker/agency software product valued at $126,000. Due to contract disputes, the product was never delivered; therefore, a $126,000 impairment loss was recognized for the year ended December 31, 2003.

         g. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

         h. INCOME TAXES - The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

         i. USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         j. RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.       INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
         -------------------------------------------------

                  On July 6, 2004, the Company acquired a 33% interest in Myriad
         - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. Through December 31, 2004, Myriad
         - Tunica had only limited activity since it had not yet received the necessary funding to execute its business plan. Accordingly, pro-forma financial statements related to this acquisition are not considered to be informative and have been omitted. See Note 8.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


3.       SHORT-TERM BORROWINGS
         ---------------------

                  At December 31, 2004, the Company had $30,553 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 10.99%.

                  In February 2000, the Company obtained a $200,000 line of credit from a bank, payable on demand, to be used as needed for operating purposes. Concurrent with the investment in Myriad World Resorts of Tunica, LLC, on July 6, 2004, this line of credit was cancelled.

4.       ACCRUED INTEREST
         ----------------

                  The Company had $89,615 of accrued interest outstanding at December 31, 2004. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.

5.       INCOME TAXES
         ------------

                  The income tax provision consists of the following:

                                                          2004           2003
                                                        ---------     ---------

         Current                                        $      --     $      --
         Deferred                                              --            --
                                                        ---------     ---------

                                                        $      --     $      --
                                                        =========     =========


                  The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:


                                                          2004           2003
                                                        ---------     ---------

         Income tax benefit computed at the Statutory
           Federal Income Tax Rate                      $ (54,973)    $(122,207)

         Net operating losses not recognized               54,973       122,207
                                                        ---------     ---------

                                                        $      --     $      --
                                                        =========     =========


                  The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Whether a deferred tax asset will be realized depends upon sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


5.       INCOME TAXES (CONT.)
         ------------

                  At December 31, 2004, the Company has net operating loss carryforwards estimated to be approximately $1.6 million for income tax purposes which are set to expire from 2019 throughout 2023. The Company's income tax returns for the year ended December 31, 2004 have not been finalized and there may be adjustments to the amount of the carryforwards when the returns are completed. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

                  No income taxes were paid in 2003 and 2004. The effective tax rate for the years ended December 31, 2004 and 2003 is different than the statutory federal tax rate of 34% due to a valuation allowance relating to the deferred tax assets.

6.       STOCKHOLDERS' EQUITY
         --------------------

                  There are 300,000,000 shares of $.001 par value common stock authorized of which 38,407,133 were outstanding at December 31, 2004. At December 31, 2004, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

                  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Mr. Scott Hawrelechko, the Company increased its authorized shares from 25,000,000 to 300,000,000 and exchanged 22,000,000 shares, representing control of the Company, in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a 33% interest in Myriad - Tunica. In addition, the Company increased its authorized preferred stock to 5,000,000 shares. None of these preferred shares have been issued and there was no preferred stock authorized prior to the authorization noted above.

                  During the year ended December 31, 2004, the Company made stock grants to directors for services totaling 200,000 common shares and 100,000 shares were granted to a vendor for services. The total compensation cost for these stock grants was $129,000, which has been recorded in the consolidated statement of operations.

                  In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the Administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. In conjunction with the transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares.

         --------------------

                                                         Outstanding Options
                                                       -------------------------
                                         Reserved                     Price per
                                          shares         Number         share
                                         ---------     ---------      ----------
         Balance, January 1, 2004        1,500,000       560,000      $ .50 -.90
           Cancelled                            --      (560,000)       .50 -.90
           Increase in reserved shares   3,500,000            --              --
                                         ---------     ---------      ----------
         Balance, December 31, 2004      5,000,000            --              --
                                         =========     =========      ==========

7.       RELATED PARTY TRANSACTIONS
         --------------------------

                  During 2004, due to decreased cash flows from operations and depletion of all cash reserves, the Company relied on support from a related party which provided funding in order for the Company to remain current on paying normal expenses. The total amount received from this party during 2004 was $18,334 and is reported in the accompanying consolidated balance sheet as due to related party.

8.       CAPITAL RESOURCES
         -----------------

                  The accompanying consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern.

                  As discussed previously in Note 2, effective July 6, 2004, the Company issued to Mr. Scott Hawrelechko an aggregate of 22,000,000 shares of the Company's common stock, representing control of the Company, in exchange for certain assets, including a 33% interest in Myriad - Tunica. Immediately following the closing, the Company implemented the Myriad business plan. Myriad - Tunica was organized to build resort developments using a series of public and private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management or that the execution of Myriad - Tunica's business plan will be successful.

                  Although the Company feels the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced programs.

9.       EARNINGS PER SHARE
         ------------------

                  The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                         2004           2003
                                                      ----------    -----------
         Numerator:
         Net loss and numerator for basic and
           diluted loss per share                     $ (126,580)   $  (359,431)
                                                      ==========    ===========

         Denominator:
         Denominator for diluted earnings per
           share- adjusted-weighted-average shares    26,986,037     16,107,133
                                                      ==========    ===========

         Basic loss per share                         $    (0.00)   $     (0.02)
                                                      ==========    ===========

         Diluted loss per share                       $    (0.00)   $     (0.02)
                                                      ==========    ===========


                  The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2005.

                           MYRIAD ENTERTAINMENT & RESORTS, INC.,

                           By: /s/ Scott Hawrelechko.
                           -----------------------------------------------
                           Scott Hawrelechko, Chairman, Chief
                           Executive Officer, President and Chief
                           Financial Officer (Principal Executive
                           Officer and Principal Financial and
                           Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Hawrelechko as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue thereof.

     SIGNATURE                 TITLE                                 DATE
     ---------                 -----                                 ----

 /s/ Scott Hawrelechko      Chairman, Chief Executive Officer,     May 12, 2005
------------------------    President, Chief Financial Officer
Scott Hawrelechko           and Director


/s/ Dr. Robert S. Ross      Director                               May 12, 2005
------------------------
Dr. Robert S. Ross


                            Director                                  -------
------------------------
Dale Cheek


Date: May 12, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION

2.1 Securities Purchase Agreement dated June 22, 2004, between the Registrant and Scott Hawrelechko
3(i).1   Restated Certificate of Incorporation of Registrant
3(ii).1  Amended and Restated By-laws of Registrant
10.1     First Amended and Restated Synergy 2000, Inc. 2000 Incentive Stock Plan
21.1     List of Subsidiaries
31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14 and
         15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350