Form 10QSB
period 2005-03-31
Myriad Entertainment & Resorts, Inc.
filed 2005-05-31
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         The number of shares outstanding of the issuer's common stock as of May 12, 2005, was 38,762,133.

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

         Report of Independent Registered Public Accounting Firm; ..........F-3

         Consolidated Balance Sheet - March 31, 2005 (unaudited);...........F-4

         Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2005 and 2004; .....................F-5

         Consolidated Statements of Stockholders' Equity (Unaudited) .......F-6

         Consolidated Statements of cash flows (unaudited) -
           Three months ended March 31, 2005 and 2004; .....................F-7

         Notes to financial statements .....................................F-8

Item 2.  Management's Discussion and Analysis or Plan of Operations ..........3

Item 3.  Controls and Procedures..............................................9

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ...................................................9

Item 2.  Changes in Securities ...............................................9

Item 3.  Defaults Upon Senior Securities .....................................9

Item 4.  Submission of Matters to Vote of Security Holders ...................9

Item 5.  Other Information ...................................................9

Item 6.  Exhibits and Reports on Form 8-K ...................................10

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                                 MARCH 31, 2005

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE
                                                                        ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm......... F-3

     Consolidated Balance Sheet (Unaudited).......................... F-4

     Consolidated Statement of Operations (Unaudited)................ F-5

     Consolidated Statement of Stockholders' Equity (Unaudited)...... F-6

     Consolidated Statement of Cash Flows (Unaudited)................ F-7

     Notes to Consolidated Financial Statements (Unaudited).......... F-8 ~ F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the three-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

         We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above in order for them to be in conformity with U.S. generally accepted accounting principles.

         The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred significant losses from operations and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                    /S/ Moore Stephens Frost
                                                    Certified Public Accountants


Little Rock, Arkansas
May 23, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                 MARCH 31, 2005


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
                                                                    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
Accounts payable                                                    $   457,659
Due to related party                                                     30,986
Accrued interest                                                        100,782
Short-term borrowings                                                    27,553
                                                                    -----------
Total current liabilities                                               616,980
                                                                    -----------

Stockholders' equity
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 38,762,133 shares                         38,762
Additional paid-in capital                                            1,907,259
Accumulated deficit                                                  (2,363,001)
                                                                    -----------
Total stockholders' deficit                                            (416,980)
                                                                    -----------

Total liabilities and stockholders' equity                          $   200,000
                                                                    ===========

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months        Three Months
                                                  Ended                Ended
                                                March 31,            March 31,
                                                   2005                2004
                                               ------------        ------------
Operating revenues
Fees billed                                    $         --        $         --
                                               ------------        ------------
Total operating revenues                                 --                  --
                                               ------------        ------------

Operating expenses
Stock issued for services                           106,500                  --
Professional fees                                     9,084              24,050
Insurance                                                --               9,797
Other expenses                                        2,152               2,807
                                               ------------        ------------
Total operating expenses                            117,736              36,654
                                               ------------        ------------

Net loss from operations                           (117,736)            (36,654)
                                               ------------        ------------

Other expenses
Interest expense                                    (11,167)                 --
                                               ------------        ------------
Total other expenses                                (11,167)                 --
                                               ------------        ------------

Net loss before income taxes                       (128,903)            (36,654)

Income tax benefit                                       --                  --
                                               ------------        ------------

Net loss                                       $   (128,903)       $    (36,654)
                                               ============        ============

Net loss per common share
    Basic                                      $      (0.00)       $      (0.00)
    Diluted                                    $      (0.00)       $      (0.00)

Weighted average shares outstanding
   Basic                                         38,663,522          16,107,133
   Diluted                                       38,663,522          16,107,133

                                        MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                                   AND SUBSIDIARIES
                                            (FORMERLY SYNERGY 2000, INC.)
+
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                         FOR THE PERIOD ENDED MARCH 31, 2005



                                               Common Stock             Additional                        Total
                                       ---------------------------       Paid-in       Accumulated     Stockholders'
                                          Shares         Amount          Capital         Deficit         (Deficit)
                                       -----------     -----------     -----------     -----------      -----------
Balance - January 1, 2005               38,407,133     $    38,407     $ 1,801,114     $(2,234,098)     $  (394,577)

Stock issued for services rendered         355,000             355         106,145              --          106,500

Net loss                                        --              --              --        (128,903)        (128,903)
                                       -----------     -----------     -----------     -----------      -----------

Balance - March 31, 2005                38,762,133     $    38,762     $ 1,907,259     $(2,363,001)     $  (416,980)
                                       ===========     ===========     ===========     ===========      ===========


                                                         F-6

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Three Months     Three Months
                                                     Ended            Ended
                                                   March 31,        March 31,
                                                     2005             2004
                                                 -------------    -------------
Cash flows from operating activities
Net loss                                         $    (128,903)   $     (36,654)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation                                                --              792
Stock issued for services                              106,500               --
Changes in operating assets and liabilities
Accounts payable                                         1,584           23,242
Accrued interest                                        11,167               --
                                                 -------------    -------------
Net cash used in operating activities                   (9,652)         (12,620)
                                                 -------------    -------------

Cash flows from financing activities
Capital contributed                                         --           14,985
Repayments of short-term borrowings                     (3,000)          (2,175)
Borrowings from related party                           12,652               --
                                                 -------------    -------------
Net cash provided by financing activities                9,652           12,810
                                                 -------------    -------------

Net decrease in cash                                        --              190

Cash - beginning of period                                  --            2,082
                                                 -------------    -------------

Cash - end of period                             $          --    $       2,272
                                                 =============    =============
Supplementary disclosure of cash
  flow information
Cash paid during the period for interest         $         870    $          --

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005


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

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the three month periods ended March 31, 2005 and 2004.

c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2005, the Company had no cash equivalents.

d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the market price of the shares issued, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at March 31, 2005, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If management's plans change or funding does not occur, this investment may be deemed to be impaired in the future.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $792 for the three months ended March 31, 2004. The Company accounts for long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In conjunction with the investment in Myriad - Tunica discussed above, the Company disposed of its remaining fixed assets. Therefore, there was no depreciation expense for the three months ended March 31, 2005.

f. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company did not earn any revenue during the three months ended
March 31, 2005 or 2004.

g. INCOME TAXES - The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

h. USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees", as more fully described in Note 6. The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," as required for disclosure purposes. SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose pro forma effects on earnings as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

j. RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

k. NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS 123(R) to its consolidated results of operations.

2.       INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
         -------------------------------------------------

                  On July 6, 2004, the Company acquired a 33% interest in Myriad
         - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. Through March 31, 2005, Myriad - Tunica had only limited activity since it had not yet received the necessary funding to execute its business plan. Accordingly, pro-forma financial statements related to this acquisition are not considered to be informative and have been omitted. See Note 8.

3.       SHORT-TERM BORROWINGS
         ---------------------

                  At March 31, 2005, the Company had $27,553 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 10.99%.

              In February 2000, the Company obtained a $200,000 line of credit from a bank, payable on demand, to be used as needed for operating purposes. Concurrent with the investment in Myriad World Resorts of Tunica, LLC, on July 6, 2004, this line of credit was cancelled.


4.       ACCRUED INTEREST
         ----------------

                  The Company had $100,782 of accrued interest outstanding at March 31, 2005. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

5.       INCOME TAXES
         ------------

                  The income tax provision consists of the following:

                                                  Three Months     Three Months
                                                     Ended             Ended
                                                   March 31,         March 31,
                                                      2005             2004
                                                  ------------     ------------
         Current                                  $         --     $         --
         Deferred                                           --               --
                                                  ------------     ------------

                                                  $         --     $         --
                                                  ============     ============

                  The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                  Three Months     Three Months
                                                     Ended             Ended
                                                   March 31,         March 31,
                                                      2005             2004
                                                  ------------     ------------
         Income tax benefit computed at
           the Statutory
         Federal Income Tax Rate                  $    (33,661)    $    (12,462)

         Net operating losses not recognized            33,661           12,462
                                                  ------------     ------------

                                                  $         --     $         --
                                                  ============     ============

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

                  At March 31, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.6 million for income tax purposes which are set to expire from 2019 through 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by Internal Revenue Code
         Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

5.       INCOME TAXES (CONT.)
         ------------

                  No income taxes were paid for the three months ended March 31, 2005 and 2004. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

6.       STOCKHOLDERS' EQUITY
         --------------------

                  There are 300,000,000 shares of $.001 par value common stock authorized of which 38,762,133 were outstanding at March 31, 2005. At March 31, 2005, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

                  During the three months ended March 31, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in recognition of $106,500 of expense for the quarter ended March 31, 2005.

                  In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the Administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. In conjunction with the transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares. There were no options outstanding and no option activity during the quarter ended March 31, 2005.


7.       RELATED PARTY TRANSACTIONS
         --------------------------

                  During 2005, due to decreased cash flows from operations and depletion of all cash reserves, the Company relied on support from a related party which provided funding in order for the Company to remain current on paying normal expenses. The total amount received from this party to date is $30,986 and is reported in the accompanying consolidated balance sheet as due to related party.

                  Certain accounting, administrative and management functions are being provided by Myriad Golf Resorts, Inc. ("Myriad-Golf"), a related party, which has not historically charged the Company for these services. The operating results reflected in the accompanying consolidated financial statements may not be reflective of the results that would be generated if Myriad-Golf charged the Company for the above-mentioned services.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

7.       RELATED PARTY TRANSACTIONS (CONT.)
         --------------------------

                  As a result of the nature and extent of the related party transactions outlined above the operating results reflected in the accompanying financial statements may not be reflective of the results that would be generated if the Company did not operate as part of this integrated group of companies.

8.       CAPITAL RESOURCES

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

                  As discussed previously, effective July 6, 2004, the Company issued to Mr. Scott Hawrelechko an aggregate of 22,000,000 shares of the Company's common stock, representing control of the Company, in exchange for certain assets, including a 33% interest in Myriad - Tunica. Immediately following the closing, the Company implemented the Myriad business plan. Myriad - Tunica was organized to build resort developments using a series of public and private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management or that the execution of Myriad - Tunica's business plan will be successful.

                  Although the Company feels the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2005

9.       EARNINGS PER SHARE
         ------------------

                  The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                  Three Months     Three Months
                                                     Ended             Ended
                                                   March 31,         March 31,
                                                      2005             2004
                                                  -----------      ------------
         Numerator
         Net loss                                 $  (128,903)     $    (36,654)
                                                  ===========      ============

         Denominator
         Weighted-average shares outstanding       38,663,522        16,107,133
                                                  ===========      ============

         Basic loss per share                     $     (0.00)     $      (0.00)
                                                  ===========      ============

         Diluted loss per share                   $     (0.00)     $      (0.00)
                                                  ===========      ============

         The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

See accountants' review report.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Factors That May Affect Our Future Plan of Operations."

PLAN OF OPERATIONS

         Our plan of operations for the next 12 months is to implement our business plan as described in this Quarterly Report; namely, to capitalize on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties and country club and golf facilities. Our operations are intended to be organized into two principal business segments: (i) destination experience resorts such as the anticipated Tunica LLC project (described below), and (ii) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services.

         We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Tunica LLC"). The Tunica LLC project is planned to include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, a convention center, a casino, water park, retail/entertainment facilities and world-class botanical gardens. The Tunica

LLC project is estimated to cost $1.22 billion to complete and construction is scheduled to commence in 2006. While our strategy is to participate as a part owner of Tunica LLC and to capitalize on the destination resort concept, we may not be able to realize those objective due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Tunica LLC project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals. This plan is a substantial change in the nature of our business operations. In addition, we plan to actively seek, investigate, and if warranted, acquire one or more resort and golf facilities-related businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. We currently have very limited capital, and it is unlikely that we will be able to take advantage of such business opportunities without securing additional funding by means of equity and/or debt offerings of our securities. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

FACTORS THAT MAY AFFECT OUR FUTURE PLAN OF OPERATIONS

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

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at March 31, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, our independent public accountants accounted for the equity investment in Tunica LLC at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at March 31, 2005 and concluded that no impairment was required to be recognized. Nevertheless, the future realization of this investment is subject to Tunica LLC obtaining the necessary capital and then successfully executing its business plan. If our plans change or funding does not occur, this investment in Tunica LLC may be determined to be impaired in the future.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

         The Company generated no revenues during the quarters ended March 31, 2005 and March 31, 2004. During the first three months of 2005, we focused our attention on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the quarter ended March 31, 2005 was $117,736 compared to $36,654 during the comparable period for 2004. This increase in operating expenses was primarily attributable to stock issued for services to consultants and a vendor for services during the first quarter ended March 31, 2005. The Company had a net loss before income taxes of $(128,903) from operations for the quarter ended March 31, 2005, as compared to a net loss before income taxes of $(36,654) for the quarter period ended March 31, 2004. There was no income tax benefit and, accordingly, the Company had a net loss of $(128,903) for the quarter ended March 31, 2005, as compared to a net loss of $(36,654) for the quarter ended March 31, 2004.

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

         The Company's working capital was $(616,980) as of March 31, 2005 compared to $(622,493) as of March 31, 2004. This deficit was attributable to accounts payable, amounts due a related party, accrued interest and short-term borrowings. At March 31, 2005, the Company had no cash.

         The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2005, the Company had $27,553 outstanding on this credit facility, bearing interest at a rate of 10.99%. During the first quarter of 2005, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the aggregate amount of $30,986 from a related party which provided funding in order for the Company to remain current on paying normal expenses.

         We will require significant additional capital to implement the Tunica LLC business plan and to finance the implementation of our plan of operations as described in this Quarterly Report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.

GOING CONCERN

         The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is inadequate to pay all of the costs associated with the implementation of our business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

INCOME TAXES

         At March 31, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.6 million for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

         Our management, consisting of Scott Hawrelechko, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

CHANGES IN INTERNAL CONTROLS
----------------------------

         There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter ended March 31, 2005, we made stock grants to two consultants for services totaling 240,000 shares of our common stock, and 115,000 shares of our common stock to a vendor for services. The total compensation cost for these stock grants was $106,500, which we recorded in our consolidated statement of operations. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K relating to the quarter ended March 31, 2005.

         (1) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on January 25, 2005

         (2) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on February 23, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MYRIAD ENTERTAINMENT & RESORTS, INC.,

                           By: /s/ Scott Hawrelechko.
                           --------------------------------------
                           Scott Hawrelechko, Chairman, Chief
                           Executive Officer, President and Chief
                           Financial Officer (Principal Executive
                           Officer and Principal Financial and
                           Accounting Officer)

Date: May 31, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350