Form 10QSB/A
period 2004-09-30
Myriad Entertainment & Resorts, Inc.
filed 2005-06-07
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

   Suite 1000, 10050-112 Street, 10th Floor, Edmonton, Alberta, Canada T5K 2J1
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

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

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

         This Amendment No. 2 on Form 10-QSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the quarter ended September 30, 2004 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on November 17, 2004, and subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on February 24, 2005.

         This Amendment No. 2 amends Part I, Item 1, Financial Statements and
Part I, Item 2, Management's Discussion and Analysis or Plan or Operations, to restate the Company's Unaudited Consolidated Financial Statements as of September 30, 2004 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the nine month and three month periods ended September 30, 2004 and 2003 for the Consolidated Statements of Operations, for the nine month periods ended September 2004 and 2003 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements. As of February 17, 2005, the Company was informed that its former auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2003. Accordingly, on February 24, 2005, the Company filed Amendment No. 1 to the Form 10-QSB/A for the quarter ended September 30, 2004 to reflect that its financial statements had not been reviewed. Subsequently, the Company engaged Moore Stephens Frost to review the Company's quarterly financial statements for the period ended September 30, 2004, which reviewed financial statements are being filed herewith.

         Pursuant to SEC Rule 12b-15, this Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above as amended, omits items of the original Form 10-QSB filed on November 17, 2004 and the Amendment No. 1 to Form 10-QSB/A filed on February 24, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed and as previously amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on November 17, 2004, as amended by the Amendment No. 1 filed on Form 10-QSB/A on February 24, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited)......................F-1

         Report of Independent Registered Public Accounting Firm; ..........F-3

         Consolidated Balance Sheet - September 30, 2004 (unaudited); ......F-4

         Consolidated Statements of Operations (unaudited) - Nine months and three months ended September 30, 2004 and 2003; .............F-5

         Consolidated Statements of Stockholders' Equity (unaudited) .......F-6

         Consolidated Statements of cash flows (unaudited) -
           Nine months ended September 30, 2004 and 2003; ..................F-7

         Notes to consolidated financial statements (unaudited).............F-8

Item 2.  Management's Discussion and Analysis or Plan of Operations...........4


PART II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ....................................7

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                               SEPTEMBER 30, 2004

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm.............F-3

     Consolidated Balance Sheet (Unaudited)..............................F-4

     Consolidated Statement of Operations (Unaudited)....................F-5

     Consolidated Statement of Stockholders' Equity (Unaudited)..........F-6

     Consolidated Statement of Cash Flows (Unaudited)....................F-7

     Notes to Consolidated Financial Statements (Unaudited).............F8 - F13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of September 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

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

         The consolidated financial statements of Synergy 2000 for the three-month and nine-month periods ended September 30, 2003, were previously reviewed by other accountants, whose report dated November 11, 2003, included an explanatory paragraph that described an uncertainty about the ability of the Company to continue as a going concern as discussed in Note 6 to the consolidated financial statements.

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


                                                /S/ Moore Stephens Frost
                                                Certified Public Accountants

Little Rock, Arkansas
March 29, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2004


                                Assets
                                ------

Cash                                                      $        358

Investment in Myriad World Resorts of Tunica, LLC              200,000
                                                          ------------

Total assets                                              $    200,358
                                                          ============


                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities
  Accounts payable                                        $    456,075
  Due to related party                                          13,902
  Accrued interest                                              67,212
  Short-term borrowings                                         33,290
                                                          ------------
Total current liabilities                                      570,479
                                                          ------------

Stockholders' equity
  Common stock, par value $.001;
    authorized 300,000,000 shares;
    issued and outstanding 38,407,133 shares                    38,407
  Additional paid-in-capital                                 1,801,114
  Accumulated deficit                                       (2,209,642)
                                                          ------------
Total stockholders' deficit                                   (370,121)
                                                          ------------

Total liabilities and stockholders' equity                $    200,358
                                                          ============


See accountants' review report and accompanying consolidated notes.

                                       MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                                  AND SUBSIDIARIES
                                           (FORMERLY SYNERGY 2000, INC.)

                                  CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                 Nine Months       Nine Months      Three Months      Three Months
                                                    Ended             Ended             Ended             Ended
                                                September 30,     September 30,     September 30,     September 30,
                                                    2004              2003              2004              2003
                                               --------------    --------------    --------------    --------------
Operating revenues
  Fees billed                                  $            -    $          949    $            -    $            -
                                               --------------    --------------    --------------    --------------
Total operating revenues                                    -               949                 -                 -
                                               --------------    --------------    --------------    --------------

Operating expenses
  Reversal of previously accrued salaries            (226,650)                -          (226,650)                -
  Stock issued for services                           129,000                 -           129,000                 -
  Professional fees                                   132,387               593                 -               475
  Insurance                                            16,228             8,607              (100)                -
  Other expenses                                        7,105            11,426             7,105             2,494
                                               --------------    --------------    --------------    --------------
Total operating expenses                               58,070            20,626           (90,645)            2,969
                                               --------------    --------------    --------------    --------------

Net income (loss) from operations                     (58,070)          (19,677)           90,645            (2,969)
                                               --------------    --------------    --------------    --------------

Other income (expenses)
  Interest expense                                    (68,345)                -                 -                 -
  Disposal of equipment                                (3,035)                -                 -                 -
  Miscellaneous income                                 27,326                 -            27,326                 -
                                               --------------    --------------    --------------    --------------
Total other income (expenses)                         (44,054)                -            27,326                 -
                                               --------------    --------------    --------------    --------------

Net income (loss) before income taxes                (102,124)          (19,677)          117,971            (2,969)

Income tax benefit                                          -                 -                 -                 -
                                               --------------    --------------    --------------    --------------

Net income (loss)                              $     (102,124)   $      (19,677)   $      117,971    $       (2,969)
                                               ==============    ==============    ==============    ==============

Net loss per common share:
  Basic                                        $        (0.00)   $        (0.00)   $         0.00    $        (0.00)
  Diluted                                      $        (0.00)   $        (0.00)   $         0.00    $        (0.00)

Weighted average shares outstanding:
  Basic                                            23,137,170        16,107,133        36,959,307        16,107,133
  Diluted                                          23,137,170        16,107,133        36,959,307        16,107,133


See accountants' review report and accompanying consolidated notes.


                                                        F-5

                                       MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                                  AND SUBSIDIARIES
                                           (FORMERLY SYNERGY 2000, INC.)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                      FOR THE PERIOD ENDED SEPTEMBER 30, 2004



                                                 Common Stock            Additional                        Total
                                          ---------------------------      Paid-In-     Accumulated    Stockholders'
                                             Shares         Amount         Capital        Deficit         Equity
                                          ------------   ------------   ------------   ------------    ------------
Balance - January 1, 2004                   16,107,133   $     16,107   $  1,494,414   $ (2,107,518)   $   (596,997)

  Stock issued for interest in Myriad
     World Resorts of Tunica, LLC           22,000,000         22,000        178,000              -         200,000

  Stock issued for services rendered           300,000            300        128,700              -         129,000

  Net loss                                           -              -              -       (102,124)       (102,124)
                                          ------------   ------------   ------------   ------------    ------------

Balance - September 30, 2004                38,407,133   $     38,407   $  1,801,114   $ (2,209,642)   $   (370,121)
                                          ============   ============   ============   ============    ============


See accountants' review report and accompanying consolidated notes.


                                                        F-6

                        MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                   AND SUBSIDIARIES
                             (FORMERLY SYNERGY 2000, INC.)

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                           Nine Months     Nine Months
                                                              Ended           Ended
                                                          September 30,   September 30,
                                                               2004           2003
                                                          ------------    ------------
Cash flows from operating activities
  Net loss                                                $   (102,124)   $    (19,677)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                               1,584           3,011
      Stock issued for services                                129,000               -
     Loss on disposal of fixed assets                            3,035               -
     Changes in operating assets and liabilities
       Accounts payable                                        120,429          (1,890)
       Accrued expenses                                       (156,315)          2,869
                                                          ------------    ------------
Net cash used in operating activities                           (4,391)        (15,687)
                                                          ------------    ------------

Cash flows from financing activities
  Repayments of short-term borrowings                          (11,235)              -
  Borrowings from related party                                 13,902               -
                                                          ------------    ------------
Net cash provided by financing activities                        2,667               -
                                                          ------------    ------------

Net decrease in cash                                            (1,724)        (15,687)

Cash - beginning of period                                       2,082          17,266
                                                          ------------    ------------

Cash - end of period                                      $        358    $      1,579
                                                          ============    ============


Supplemental disclosure of cash flow information
------------------------------------------------
  Interest paid                                           $      3,186    $      3,865


See accountants' review report and accompanying consolidated notes.


                                         F-7

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


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

               In conjunction with the transaction outlined above, members of previous management agreed to forego rights to accrued but unpaid salaries totaling $226,650, which has been reflected as a reduction of operating expenses in the accompanying consolidated statement of operations.

     b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the nine month periods ended September 30, 2004 and 2003.

     c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2004, the Company had no cash equivalents.

     d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the market price of the shares issued. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at September 30, 2004, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If management's plans change or funding does not occur, this investment may be deemed to be impaired in the future.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
     --------------------------------------------------

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


2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
     -------------------------------------------------

          On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. Through September 30, 2004, Myriad - Tunica had only limited activity since it had not yet received the necessary funding to execute its business plan. Accordingly, pro-forma financial statements related to this acquisition are not considered to be informative and have been omitted. See Note 8.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


3.   SHORT-TERM BORROWINGS
     ---------------------

          At September 30, 2004, the Company had $33,290 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 10.99%.

          In February 2000, the Company obtained a $200,000 line of credit from a bank, payable on demand, to be used as needed for operating purposes. Concurrent with the investment in Myriad World Resorts of Tunica, LLC, on July 6, 2004, this line of credit was cancelled.

4.   ACCRUED INTEREST
     ----------------

          The Company had $67,212 of accrued interest outstanding at September 30, 2004. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.

5.   INCOME TAXES
     ------------

          The income tax provision consists of the following:

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2004           2003
                                                   ------------    ------------

          Current                                  $          -    $          -
          Deferred                                            -               -
                                                   ------------    ------------

                                                   $               $
                                                   ============    ============

          The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2004           2003
                                                   ------------    ------------
          Income tax benefit computed at the
            Statutory Federal Income Tax Rate      $   (102,124)   $    (19,677)

          Net operating losses not recognized           102,124          19,677
                                                   ------------    ------------

                                                   $               $
                                                   ============    ============

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


5.   INCOME TAXES (CONT.)
     --------------------

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

          At September 30, 2004, the Company has net operating loss carryforwards estimated to be approximately $1.6 million for income tax purposes which are set to expire from 2019 through 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

          No income taxes were paid for the nine months ended September 30, 2003 and 2004. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

6.   STOCKHOLDERS' EQUITY
     --------------------

          There are 300,000,000 shares of $.001 par value common stock authorized of which 38,407,133 were outstanding at September 30, 2004. At September 30, 2004, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

          During the nine months ended September 30, 2004, the Company made stock grants to directors for services totaling 200,000 common shares and 100,000 shares were granted to a vendor for services. The total compensation cost for these stock grants was $129,000, which has been recorded in the consolidated statement of operations.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


6.   STOCKHOLDERS' EQUITY (CONT.)
     ----------------------------

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

                                                               Outstanding Options
                                                            -------------------------
                                                Reserved                    Price per
                                                 shares        Number         share
                                              -----------   -----------   -----------
          Balance, January 1, 2004              1,500,000       560,000   $  .50 -.90
            Cancelled                                   -      (560,000)     .50 -.90
            Increase in reserved shares         3,500,000             -             -
                                              -----------   -----------   -----------
          Balance, September 30, 2004           5,000,000             -             -
                                              ===========   ===========   ===========

7.   RELATED PARTY TRANSACTIONS
     --------------------------

          During 2004, due to decreased cash flows from operations and depletion of all cash reserves, the Company relied on support from a related party which provided funding in order for the Company to remain current on paying normal expenses. The total amount received from this party during 2004 was $13,902 and is reported in the accompanying consolidated balance sheet as due to related party.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


8.   CAPITAL RESOURCES (CONT.)
     -------------------------

          Although the Company feels the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

9.   EARNINGS PER SHARE
     ------------------

          The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                       Nine Months     Nine Months    Three Months   Three Months
                                                          Ended           Ended           Ended          Ended
                                                      September 30,   September 30,   September 30,  September 30,
                                                           2004           2003            2004           2003
                                                      ------------    ------------    ------------   ------------
     Numerator:
     Net loss and numerator for basic and diluted
       loss per share                                 $   (102,124)   $    (19,677)   $    117,971   $     (2,969)
                                                      ============    ============    ============   ============

     Denominator:
     Denominator for diluted earnings per share-
       adjusted-weighted-average shares                 23,137,170      16,107,133      36,959,307     16,107,133
                                                      ============    ============    ============   ============

     Basic loss per share                             $      (0.00)   $      (0.00)   $       0.00   $      (0.00)
                                                      ============    ============    ============   ============

     Diluted loss per share                           $      (0.00)   $      (0.00)   $       0.00   $      (0.00)
                                                      ============    ============    ============   ============

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

Plan of Operations

The Company's plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to implement the Myriad business plan by capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Scott Hawrelechko, the Company sold to Mr. Hawrelechko twenty-two million (22,000,000) Shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. The Company is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is anticipated to begin construction in 2006. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30,2003

The Company had no revenues for the quarters ended September 30, 2004 and September 30, 2003. The Company focused its efforts during the quarter ended September 30, 2004 on closing the definitive Securities Purchase Agreement dated as of June 22, 2004 with Mr. Hawrelechko, resulting in a change of control of the Company.

The Company's operating expenses during the quarter ended September 30, 2004 were completely offset by the decision by former management to forego rights to accrued but unpaid salaries totaling $226,500 even though stock was issued for services to two directors and a vendor valued at $129,000. Operating expenses were $2,969 during the comparable quarter in 2003. The Company had net income from operations of $90,645 for the quarter ended September 30, 2004 as compared to a net loss of $(2,969) for the quarter ended September 30, 2003 due to the decision by former management to forego rights to accrued but unpaid salaries. In addition, the Company received miscellaneous income of $27,326 during the quarter ended September 30, 2004, resulting in net income of $117,971, as compared to a net loss of $(2,969) for the comparable quarter in 2003.

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

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

The Company had no revenues for the nine months ended September 30, 2004 compared to $949 for the comparable period in 2003. The Company focused its efforts during the quarter ended September 30, 2004 on closing the definitive Securities Purchase Agreement dated as of June 22, 2004 with Mr. Hawrelechko, resulting in a change of control of the Company.

The Company's operating expenses during the nine months ended September 30, 2004 were $58,070 compared to $20,626 during the comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of the documentation for the transaction between the Company and Mr. Hawrelechko, the issuance of stock for services to two directors and a vendor, and increased insurance costs, which were substantially offset by the decision by former management to forego rights to accrued but unpaid salaries totaling $226,500. The Company also incurred interest expense of $68,345 during the nine months ended September 30, 2004, which was partially offset by miscellaneous income of $27,326. The Company had a net loss of $(102,124) for the nine months ended September 30, 2004 as compared to a net loss of $(19,677) for the nine months ended September 30, 2003 due to such increased expenditures.

The Company's revenues during 2004 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith, and to diversify its products and service offerings. Except as otherwise set forth in the foregoing discussion, the Company is not aware of any trend that will adversely affect its revenues in 2004.

On July 5, 2004 the Company entered into an independent contractor agreement (the "Meeske Independent Contractor Agreement") among, inter alia, the corporation and Resorts & Clubs, Inc. an entity controlled by John F. Meeske ("Meeske") to which the Company will issue and deliver to Meeske, or his assigns, up to eight hundred fifty thousand (850,000) restricted shares of the Company stock vesting as follows: (a) one hundred thousand (100,000) shares issued upon execution of this agreement, and (b) the balance of restricted stock upon the Company management's satisfaction that certain milestones have been met, including assisting in identifying, acquiring, owning, managing and /or equity converting resorts, golf course, country clubs, private business and sports clubs.

On September 10, 2004, the Company prepared and filed a Certificate of Dissolution of Infinity Technology Solutions, Inc. Infinity Technology Solutions, Inc, was formed on September 14, 2001, never commenced operations, and no state tax returns were previously filed. In connection with the dissolution, a 2002 Delaware Annual Franchise Tax Report was paid of $114.40, a 2003 Annual Franchise Tax Report was paid of $160.00, a 2004 Annual Franchise Tax Report of $60.00 was paid. To the best of Company management's knowledge, there are no further liabilities associated with this entity.

On June 25, 2004, and subsequently amended October 1, 2004, the Company, Myriad Entertainment and Resorts Inc., and its affiliated companies, namely Myriad Golf Resorts Inc. and Myriad World Resorts of Tunica LLC and Scott Hawrelechko (collectively, the "Myriad Group"), entered into an agreement with Christopher
W. Taylor, and subsequently, Seed Capital Inc., whereby Seed Capital Inc. has agreed to, on a best efforts basis, assist the Myriad Group in obtaining financing for the Tunica, Mississippi project. Pursuant to the agreement, the Company is obligated to issue 100,000 non-restricted common shares and options to purchase 250,000 shares in the Company. The Myriad Group also has entered into various operating agreements in connection with the construction, development and operation of the planned Tunica resort. These agreements are contingent upon the Company's ability to secure required funding for the project.

LIQUIDITY

The Company had a working capital deficit of $(570,121) as of September 30, 2004 compared to $(393,850) as of September 30, 2003. This deficit was primarily attributable to an increase in accounts payable and accrued interest, which was partially offset by the decision by former management to forego rights to accrued but unpaid salaries totaling $226,500. At September 30, 2004, the Company had a cash balance of $358, as compared to $1,579 at September 30, 2003.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, the Company obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. At September 30, 2004, $33,290 of this line of credit has been utilized, bearing interest at a rate of 10.99%. During the quarter ended September 30, 2004, due to decreased cash flows from operations and depletion of all cash reserves, the Company relied on support in the amount of $13,902 from a related party which provided funding in order for the Company to remain current on paying normal expenses.

The Company will require significant additional capital financing to implement its business plan. The Company plans to operate, manage and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management. We anticipate that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

GOING CONCERN

         The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is inadequate to pay all of the costs associated with the implementation of our business plan. Management intends to use borrowings and securities sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

OFF-BALANCE SHEET ARRANGEMENTS

         We are not aware of any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER       DESCRIPTION

31.1         Certifications Pursuant to Securities Exchange Act Rule
             13a-14(a)/15d-14(a)
32.1         Certifications Pursuant to 18 U.S.C. Section 1350


(b)  Reports on Form 8-K relating to the quarter ended September 30, 2004.

     (1) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on July 9, 2004.

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


Date: June 7, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                  FORM 10-QSB/A
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350