Form 10QSB/A
period 2004-03-31
Myriad Entertainment & Resorts, Inc.
filed 2005-06-09
CIK 1042501

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

SYNERGY 2000, INC.

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-QSB/A for Synergy 2000, Inc., the predecessor corporate name to Myriad Entertainment & Resorts, Inc. (the "Company") for the quarter ended March 31, 2004 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on May 12, 2004, and subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on February 24, 2005.

This Amendment No. 2 amends Part I, Item 1, Financial Statements, to restate the Company's Unaudited Consolidated Financial Statements as of March 31, 2004 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the three month periods ended March 31, 2004 and 2003 for the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements. As of February 17, 2005, the Company was informed that its former auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2003. Accordingly, on February 24, 2005, the Company filed Amendment No. 1 to the Form 10-QSB/A for the quarter ended March 31, 2004 to reflect that its financial statements had not been reviewed. Subsequently, the Company engaged Moore Stephens Frost to review the Company's quarterly financial statements for the period ended March 31, 2004, which reviewed financial statements are being filed herewith.

Pursuant to SEC Rule 12b-15, this Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above as amended, omits items of the original Form 10-QSB filed on May 12, 2004 and the Amendment No. 1 to Form 10-QSB/A filed on February 24, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed and as previously amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on May 12, 2004, as amended by the Amendment No. 1 filed on Form 10-QSB/A on February 24, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                               SYNERGY 2000, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited)...................... F-1

         Report of Independent Registered Public Accounting Firm; .......... F-3

         Consolidated Balance Sheet -  March 31, 2004 (unaudited); ......... F-4

         Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2004 and 2003; ..................... F-5

         Consolidated Statements of Stockholders' Equity (unaudited) ....... F-6

         Consolidated Statements of cash flows (unaudited) -
           Three months ended March 31, 2004 and 2003; ..................... F-7

         Notes to consolidated financial statements (unaudited)............. F-8


PART II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K .................................... 4

                     SYNERGY 2000, INC. AND SUBSIDIARIES

                                 MARCH 31, 2004

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

     Consolidated Balance Sheet (Unaudited).......................... F-4

     Consolidated Statement of Operations (Unaudited)................ F-5

     Consolidated Statement of Stockholders' Equity (Unaudited)...... F-6

     Consolidated Statement of Cash Flows (Unaudited)................ F-7

     Notes to Consolidated Financial Statements (Unaudited).......... F-8 ~ F-12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Synergy 2000, Inc.
Chester, Maryland


         We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. (the "Company") as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-month period then ended. These interim consolidated financial statements are the responsibility of the management of Synergy 2000, Inc.

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

         The consolidated financial statements of Synergy 2000, Inc. for the three-month period ended March 31, 2003 were previously reviewed by other accountants, whose report dated May 12, 2003, included an explanatory paragraph that described an uncertainty about the ability of the Company to continue as a going concern as discussed in Note 7 to the consolidated financial statements.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ Moore Stephens Frost
Certified Public Accountants


Little Rock, Arkansas
March 29, 2005

                      SYNERGY 2000, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                MARCH 31, 2004




ASSETS
------

     Current assets
         Cash                                                       $     2,272
                                                                    ------------
              Total current assets                                        2,272

     Equipment, net                                                       3,827
                                                                    ------------

              Total assets                                          $     6,099
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current liabilities
         Accounts payable                                           $   358,888
         Accrued expenses                                               223,527
         Notes payable                                                   42,350
                                                                    ------------
              Total current liabilities                                 624,765

     Stockholders' equity
         Common stock, par value $.001;
            Authorized 25,000,000 shares;
            Issued and outstanding 16,107,133 shares                     16,107
         Additional paid-in-capital                                   1,509,399
         Accumulated deficit                                         (2,144,172)
                                                                    ------------

              Total stockholders' equity                               (618,666)
                                                                    ------------

              Total liabilities and stockholders' equity            $     6,099
                                                                    ============


          See accountants' review report and accompanying consolidated notes.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2004               2003
                                               --------------     --------------
Operating revenues
      Fees billed                              $          --      $         949
                                               --------------     --------------
Total operating revenues                                  --                949
                                               --------------     --------------

Operating expenses
      Taxes and licenses                                 293                 --
      Travel and business                                 --                500
      Meals and entertainment                             --                308
      Professional fees                               24,050                118
      Rent                                                --                780
      Telephone                                           --                782
      Insurance                                        9,797              8,607
      Postage and shipping                                24                 --
      Investor relations                                 214              1,075
      Depreciation                                       792              1,004
      Miscellaneous                                    1,484                391
                                               --------------     --------------
                                                      36,654             13,565
                                               --------------     --------------

Net loss before income taxes                         (36,654)           (12,616)

Income tax benefit                                        --                 --
                                               --------------     --------------

Net loss                                       $     (36,654)     $     (12,616)
                                               ==============     ==============

Net loss per common share
    Basic                                      $     (0.002)       $     (0.001)
    Diluted                                    $     (0.002)       $     (0.001)

Weighted average shares outstanding
   Basic                                         16,107,133          16,107,133
   Diluted                                       16,107,133          16,107,133


          See accountants' review report and accompanying consolidated notes.

                                SYNERGY 2000, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                              FOR THE PERIOD ENDED MARCH 31, 2004


                                                   Capital                              Total
                                                  In Excess                             Stock-
                                 Common             of Par         Accumulated          holders'
                                 Stock              Value            Deficit            Equity
                             --------------    --------------    --------------     --------------
Balance -
  December 31, 2003          $      16,107     $   1,494,414     $  (2,107,518)     $    (596,997)

     Capital contributed                --            14,985                --             14,985
     Net loss                           --                --           (36,654)           (36,654)
                             --------------    --------------    --------------     --------------

Balance -
  March 31, 2004             $      16,107     $   1,509,399     $  (2,144,172)     $    (618,666)
                             ==============    ==============    ==============     ==============


                   See accountants' review report and accompanying consolidated notes.





                                  SYNERGY 2000, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Three Months           Three Months
                                                                     Ended                  Ended
                                                                    March 31,              March 31,
                                                                      2004                   2003
                                                                -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                 $        (36,654)     $        (12,616)
       Adjustments to reconcile net loss to net cash
           provided by (used) in operating activities
            Depreciation                                                     792                 1,004
            Dec. (Inc.) in accounts receivable                                --                  (949)
            Inc. (Dec.) in accounts payable                               23,242                (1,890)
                                                                -----------------     -----------------

                   Net cash provided by (used) in operating
                       activities                                        (12,620)              (14,451)
                                                                -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Capital contributed                                                14,985                    --
       Repayment of short-term borrowings                                 (2,175)                   --
                                                                -----------------     -----------------

                   Net cash provided by (used) in financing
                      activities                                          12,810                    --
                                                                -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                              190               (14,451)

CASH - BEGINNING                                                           2,082                17,266
                                                                -----------------     -----------------

CASH - ENDING                                                   $          2,272      $          2,815
                                                                =================     =================


                   See accountants' review report and accompanying consolidated notes.

                                                F-7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

The accompanying unaudited consolidated financial statements of Synergy 2000, Inc. (the Company) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

ORGANIZATION AND BUSINESS - The Company operated as an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. The Company offered a suite of products and services for solving clients' problems related to their rapidly changing technology needs and the management thereof.

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


See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004


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


See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004



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

See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                 March 31, 2004



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
                                   ============       ==========

At March 31, 2004, nonqualified options to purchase 560,000 shares of common stock had been granted, options to purchase 540,500 shares were exercisable, and options to purchase 940,000 shares were available for future grants under the Plan.

NOTE 7 - CAPITAL RESOURCES
         -----------------

During the first quarter of 2004, and the years ended 2003, 2002, and 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $622,493. Expense reductions have been implemented by management during these periods. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

The Company is aggressively pursuing new product and contract opportunities within the industry it operates and the cash constraints imposed by the present financial situation of the Company. In addition, the Company is actively pursuing both debt and equity financing sources.

On February 24, 2004, the Company and Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad"), entered into an Agreement and Plan of Merger, whereby the Company agreed to sell to Myriad an aggregate of 19,268,748 shares of the Company's common stock, representing control of the Company, in exchange for all the outstanding common stock of Myriad. Immediately following the closing of the merger, the Company intends to implement the Myriad business plan. Myriad was organized to build resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management.

Although the Company feels the Myriad merger will provide it with the necessary resources and plans to return the Company to profitability, there can be no assurance of the success of any of the above referenced programs.

On or about June 10, 2004, the Company, its wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, and Myriad, mutually agreed to terminate the Agreement and Plan of Merger dated February 24, 2004, whereby the Company agreed to sell control of the Company to Myriad. Termination resulted from the complexity involved in restructuring the transaction in light of potential tax consequences to the Myriad stockholders.

On June 22, 2004, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Scott Hawrelechko, whereby the Company agreed to sell to Mr. Hawrelechko, an aggregate of 22,000,000 shares of the Company's Common Stock (the "Shares") representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company. The sale of the Shares to Mr. Hawrelechko will not be registered under the Securities Act of 1933, as amended (the "Act"), but will be made in reliance upon an exemption from the Act's registration requirements. The Company filed an Information Statement on June 23, 2004 with the Securities and Exchange Commission pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, describing the contemplated transaction.

See accountants' review report.

NOTE 8 - EARNINGS PER SHARE
         ------------------

          The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                       Three Months   Three Months
                                                          Ended          Ended
                                                        March 31,      March 31,
                                                           2004           2003
                                                      ------------    ------------
     Numerator:
     Net loss and numerator for basic and diluted
       loss per share                                 $   ( 36,654)   $    (12,616)
                                                      ============    ============

     Denominator:
     Denominator for diluted earnings per share-
       adjusted-weighted-average shares                 16,107,133      16,107,133
                                                      ============    ============

     Basic loss per share                             $     (0.002)   $     (0.001)
                                                      ============    ============

     Diluted loss per share                           $     (0.002)   $     (0.001)
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

Date: June 9, 2005.

                                SYNERGY 2000, INC.
                                   FORM 10-QSB/A
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350