Form 10QSB/A
period 2004-06-30
Myriad Entertainment & Resorts, Inc.
filed 2005-06-09
CIK 1042501

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
                      ------------------------------------
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

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

     This Amendment No. 2 on Form 10-QSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the quarter ended June 30, 2004 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on August 19, 2004, and subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on February 24, 2005.

     This Amendment No. 2 amends Part I, Item 1, Financial Statements, to restate the Company's Unaudited Consolidated Financial Statements as of June 30, 2004 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the six month and three month periods ended June 30, 2004 and 2003 for the Consolidated Statements of Operations, for the six month periods ended June 2004 and 2003 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements. As of February 17, 2005, the Company was informed that its former auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2003. Accordingly, on February 24, 2005, the Company filed Amendment No. 1 to the Form 10-QSB/A for the quarter ended June 30, 2004 to reflect that its financial statements had not been reviewed. Subsequently, the Company engaged Moore Stephens Frost to review the Company's quarterly financial statements for the period ended June 30, 2004, which reviewed financial statements are being filed herewith.

     Pursuant to SEC Rule 12b-15, this Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above as amended, omits items of the original Form 10-QSB filed on August 19, 2004 and the Amendment No. 1 to Form 10-QSB/A filed on February 24, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

     In order to preserve the nature and character of the disclosures set forth in such items as originally filed and as previously amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on August 19, 2004, as amended by the Amendment No. 1 filed on Form 10-QSB/A on February 24, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Consolidated Financial Statements (Unaudited) .....................F-1

         Report of Independent Registered Public Accounting Firm; ..........F-3

         Consolidated Balance Sheet - June 30, 2004 (unaudited); ...........F-4

         Consolidated Statements of Operations (unaudited) -
           Six months and three months ended June 30, 2004 and 2003; .......F-5

         Consolidated Statements of Stockholders' Equity (unaudited) .......F-6

         Consolidated Statements of cash flows (unaudited) -
           Six months ended June 30, 2004 and 2003; ........................F-7

         Notes to consolidated financial statements (unaudited).............F-8


PART II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ....................................4

                       SYNERGY 2000, INC. AND SUBSIDIARIES

                                  JUNE 30, 2004

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

     Consolidated Statement of Cash Flows (Unaudited)................ F-7

     Notes to Consolidated Financial Statements (Unaudited).......... F-8 ~ F-12

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Synergy 2000, Inc.
Chester, Maryland


     We have reviewed the accompanying consolidated balance sheet of Synergy 2000, Inc. (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-month and six-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Synergy 2000, Inc.

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

     The consolidated financial statements of Synergy 2000, Inc. for the three-month and six-month periods ended June 30, 2003 were previously reviewed by other accountants, whose report dated August 13, 2003, included an explanatory paragraph that described an uncertainty about the ability of the Company to continue as a going concern as discussed in Note 7 to the consolidated financial statements.

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


                                                  /S/ Moore Stephens Frost
                                                  Certified Public Accountants


Little Rock, Arkansas
March 29, 2005

                       SYNERGY 2000, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                  JUNE 30, 2004

ASSETS
------

     Current assets
         Cash                                                      $      1,987
                                                                   ------------
              Total current assets                                        1,987

     Equipment, net                                                       3,035
                                                                   ------------

              Total assets                                         $      5,022
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

     Current liabilities
         Accounts payable                                          $    399,703
         Accrued expenses                                               223,527
         Notes payable                                                   41,000
                                                                   ------------
              Total current liabilities                                 664,230

     Stockholders' Equity:
         Common stock, par value $.001;
            Authorized 25,000,000 shares;
            Issued and outstanding 16,207,133 shares                     16,207
         Additional paid-in-capital                                   1,521,740
         Accumulated deficit                                         (2,197,155)
                                                                   ------------

              Total stockholders' deficit                              (659,208)
                                                                   ------------

              Total liabilities and stockholders' equity           $      5,022
                                                                   ============

See accountants' review report and accompanying consolidated notes.

                                SYNERGY 2000, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Six Months     Six Months     Three Months   Three Months
                                              Ended          Ended          Ended          Ended
                                            June 30,       June 30,        June 30,       June 30,
                                              2004           2003            2004           2003
                                           -----------    -----------    -----------    -----------
Operating revenues
      Fees billed                          $        --    $       949    $        --    $        --
                                           -----------    -----------    -----------    -----------
Total operating revenues                            --            949             --             --
                                           -----------    -----------    -----------    -----------

Operating expenses
      Taxes and licenses                           293             --             --             --
      Travel and business                           --            500             --             --
      Meals and entertainment                       --            308             --             --
      Advertising                                  710             --            710             --
      Professional fees                         65,315            118         41,265             --
      Rent                                          --          1,950             --          1,170
      Telephone                                     --          1,544             --            762
      Insurance                                 16,328          8,607          6,531             --
      Postage and shipping                          91             --             67             --
      Investor relations                           214          1,075             --             --
      Depreciation                               1,584          2,007            792          1,003
      Miscellaneous                              5,102          1,548          3,618          1,157
                                           -----------    -----------    -----------    -----------
                                                89,637         17,657         52,983          4,092
                                           -----------    -----------    -----------    -----------

Net loss before income taxes                   (89,637)       (16,708)       (52,983)        (4,092)

Income tax benefit                                  --             --             --             --
                                           -----------    -----------    -----------    -----------

Net loss                                   $   (89,637)   $   (16,708)   $   (52,983)   $    (4,092)
                                           ===========    ===========    ===========    ===========

Net loss per common share
  Basic                                    $    (0.003)   $    (0.001)   $    (0.006)   $    (0.000)
  Diluted                                  $    (0.003)   $    (0.001)   $    (0.006)   $    (0.000)

Weighted average shares outstanding
  Basic                                     16,115,924     16,107,133     16,111,553     16,107,133
  Diluted                                   16,115,924     16,107,133     16,111,553     16,107,133


See accountants' review report and accompanying consolidated notes.


                                                F-5

                           SYNERGY 2000, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                           FOR THE PERIOD ENDED JUNE 30, 2004


                                                Capital                         Total
                                               In Excess                        Stock-
                                  Common         of Par      Accumulated        holders'
                                  Stock          Value         Deficit          Equity
                              ------------   ------------   ------------    ------------
Balance -
  December 31, 2003           $     16,107   $  1,494,414   $ (2,107,518)   $   (596,997)

     Stock issued                      100             --             --             100
     Capital contributed                --         27,326             --          27,326
     Net loss                           --             --        (89,637)        (89,637)
                              ------------   ------------   ------------    ------------

Balance -
  June 30, 2004               $     16,207   $  1,521,740   $ (2,197,155)   $   (659,208)
                              ============   ============   ============    ============

See accountants' review report and accompanying consolidated notes.


                                           F-6

                              SYNERGY 2000, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six Months     Six Months
                                                                      Ended          Ended
                                                                     June 30,       June 30,
                                                                       2004           2003
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $   (89,637)   $   (16,708)
       Adjustments to reconcile net income (loss) to net
           cash provided by (used) in operating activities:
            Depreciation                                                 1,584          2,007
            Inc. (Dec.) in Accounts Payable                             64,057         (1,890)
                                                                   -----------    -----------

                   Net cash provided by (used) in operating
                       activities                                      (23,996)       (16,591)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Stock issued                                                        100             --
       Capital contributed                                              27,326             --
       Repayment of short-term borrowings                               (3,525)            --
                                                                   -----------    -----------

                    Net cash provided by (used) in financing
                       activities                                       23,901             --
                                                                   -----------    -----------

NET DECREASE IN CASH                                                       (95)       (16,591)

CASH - BEGINNING                                                         2,082         17,266
                                                                   -----------    -----------

CASH - ENDING                                                      $     1,987    $       675
                                                                   ===========    ===========

See accountants' review report and accompanying consolidated notes.


                                              F-7

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2004


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

See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004

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

NOTE 2 - EQUIPMENT

Equipment consists of the following:

             Computer Equipment                          $     24,893
             Accumulated Depreciation                         (21,858)
                                                         ------------
                                                         $      3,035
                                                         ============

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

See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004


NOTE 5 - INCOME TAXES

The income tax provision consists of the following:

                                                        2004           2003
                                                    ------------   ------------
         Current                                    $         --   $         --
         Deferred                                             --             --
                                                    ------------   ------------
                                                    $         --   $         --
                                                    ============   ============

The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                        2004           2003
                                                    ------------   ------------
         Income Tax Expense Computed at the
           Statutory Federal Income Tax Rate        $    (30,477)  $     (5,681)
         Increase (Decrease) in Income Taxes
           Resulting From:
             Net Operating Losses Not Recognized          30,477          5,681
                                                    ------------   ------------
                                                    $         --   $         --
                                                    ============   ============

The components of deferred income tax expense result from the following temporary differences between earnings reported for financial reporting and income tax purposes:

                                                        2004           2003
                                                    ------------   ------------
          Method of Revenue and Expense
            Recognition                             $         --   $         --
         Additional Depreciation for Income
            Tax Purposes                                      --             --
                                                    ------------   ------------
                                                    $         --   $         --
                                                    ============   ============

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

See accountants' review report.

                       SYNERGY 2000, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (Continued)
                                  June 30, 2004


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
                                    ============     ==========

At June 30, 2004, nonqualified options to purchase 560,000 shares of common stock had been granted; options to purchase 540,500 shares were exercisable; and options to purchase 940,000 shares were available for future grants under the Plan.

NOTE 7 - CAPITAL RESOURCES

During first half of 2004, and the years ended 2003, 2002, and 2001, the Company has sustained recurring losses. As a result, the Company's financial position has weakened and current liabilities exceed current assets by $662,243. Expense reductions have been implemented by management during these periods. However, management believes that the Company's future success is dependent upon reversing the sales decline, merging with a profitable company, and/or raising additional capital.

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

On or about June 10, 2004, the Company, its wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, and Myriad mutually agreed to terminate the Agreement and Plan of Merger dated February 24, 2004. Termination resulted from the complexity involved in restructuring the transaction in light of potential tax consequences to the Myriad stockholders.

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

See accountants' review report.

NOTE 8 - EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                       Six Months     Six Months      Three Months  Three Months
                                                          Ended           Ended          Ended         Ended
                                                         June 30,        June 30,       June 30,      June 30,
                                                           2004           2003            2004          2003
                                                      ------------    ------------    ------------   ------------
     Numerator:
     Net loss and numerator for basic and diluted
       loss per share                                 $    (89,637)   $    (16,708)   $    (52,983)   $    (4,092)
                                                      ============    ============    ============   ============

     Denominator:
     Denominator for diluted earnings per share-
       adjusted-weighted-average shares                 16,115,924      16,107,133      16,111,553     16,107,133
                                                      ============    ============    ============   ============

     Basic loss per share                             $     (0.003)   $     (0.001)   $     (0.006)   $   (0.000)
                                                      ============    ============    ============   ============

     Diluted loss per share                           $     (0.003)   $     (0.001)   $     (0.006)   $   (0.000)
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