Form 10KSB/A
period 2003-12-31
Myriad Entertainment & Resorts, Inc.
filed 2005-06-13
CIK 1042501

================================================================================

                       U.S.  SECURITIES EXCHANGE COMMISSION WASHINGTON, D.C.
                             20549
                               ------------------

                                  FORM 10-KSB/A
                                 (Amendment No. 2)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No. [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 2003 were $949.

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

         The number of shares outstanding of the issuer's common stock, as of May 12, 2005, was 38,762,133.

================================================================================

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

         This Amendment No. 2 on Form 10-KSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the year ended December 31, 2003 is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-KSB for such period originally filed with the Securities and Exchange Commission on March 29, 2004, and subsequently amended by a filing on Form 10-KSB/A with the Securities and Exchange Commission on February 24, 2005.

         This Amendment No. 2 amends Part I, Item 6, Management's Discussion and Analysis or Plan of Operations, and Part I, Item 7, Financial Statements, to restate the Company's Audited Consolidated Financial Statements as of December 31, 2003 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the fiscal years ended December 31, 2003 and 2002 for the Consolidated Statements of Operations, for the fiscal years ended December 31, 2003 and 2003 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements. As of February 17, 2005, the Company was informed that its former auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2003. Accordingly, on February 24, 2005, the Company filed Amendment No. 1 to the Form 10-KSB/A for the fiscal year ended December 31, 2003 to reflect that its financial statements had not been audited. Subsequently, the Company engaged Moore Stephens Frost to audit the Company's financial statements for the fiscal year ended December 31, 2003, which audited financial statements are being filed herewith.

         Pursuant to SEC Rule 12b-15, this Form 10-KSB/A sets forth the complete text of each item of Form 10-KSB listed above as amended, omits items of the original Form 10-KSB filed on March 29, 2004 and the Amendment No. 1 to Form 10-KSB/A filed on February 24, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed and as previously amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB on March 29, 2004, as amended by the Amendment No. 1 filed on Form 10-KSB/A on February 24, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                               SYNERGY 2000, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.
------------------------------

Item 6.  Management's Discussion and Analysis of Plan of Operations............4

Item 7.  Consolidated Financial Statements ..................................F-1

         Report of Independent Registered Public Accounting Firm; ...........F-3

         Consolidated Balance Sheet - December 31, 2003 (audited); ..........F-4

         Consolidated Statements of Operations (unaudited) -
           Fiscal years ended December 31, 2003 and 2002; ...................F-5

         Consolidated Statements of Stockholders' Equity (unaudited) ........F-6

         Consolidated Statements of cash flows (unaudited) -
           Fiscal years ended December 31, 2003 and 2002; ...................F-7

         Notes to consolidated financial statements ..................F-8 - F-13


PART III.
--------------------------

Item 1.  Index to Exhibits ....................................................9

                                     PART I

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

PLAN OF OPERATIONS

Effective July 6, 2004, pursuant to the terms of a Securities Purchase Agreement dated June 22, 2004 (the "Purchase Agreement"), the Company sold to Scott Hawrelechko, an aggregate of twenty-two million (22,000,000) shares of Common Stock, in consideration for the sale and transfer of a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Tunica LLC"). Concurrent with this transaction, the Company changed its name to Myriad Entertainment & Resorts, Inc., and began implementing its new business plan of capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences, including the Tunica LLC project. The Company plans to build and develop resort developments using a series of public and private equity and debt financings. This is an entirely new direction for the Company which was previously an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century.

Our plan of operations for the next 12 months is to implement our business plan as described in this Annual Report. In addition, we plan to actively seek, investigate, and if warranted, acquire one or more resort and golf facilities-related businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. We currently have very limited capital, and it is unlikely that we will be able to take advantage of such business opportunities without securing additional funding by means of equity and/or debt offerings of our securities. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

The Company's revenues and/or fees billed were $949 for the year ended December 31, 2003 compared to $662,761 (including a gain of $187,500 upon the disposal of a subsidiary) for the comparable period in 2002. The decrease was due primarily to no new consulting arrangements entered into by the Company due to a slowdown caused by macro-economic factors during 2003. The year ended December 31, 2003 was challenging for the Company as well as for other companies in the systems integration and technology business. Accordingly, the Company focused its efforts during 2003 principally on monitoring its contacts in the insurance and financial services industries, positioning the Company for the anticipated greater demand for systems integration and technology consulting engagements in the future, and its continuing offering of management advisory services.

The Company's operating expenses during the year ended December 31, 2003 were $230,515 (after subtracting expense related to impairment of intangible assets of $126,000) compared to $1,026,360 (after subtracting expenses related to impairment of intangible assets of $1,035,169) during the comparable period in 2002. Lower operating expenses in 2003 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $359,431 (including expenses of $126,000 related to impairment of intangible assets) for the year ended December 31, 2003 as compared to $1,379,864 (including expenses of $1,035,169 related to impairment of intangible assets) for the year ended December 31, 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

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

The Company's operating expenses during the year ended December 31, 2002 were $1,026,360 (after subtracting expenses related to impairment of intangible assets of $1,035,169) compared to $1,487,898 during the comparable period in 2001. Lower operating expenses in 2002 were primarily attributable to Company management's ability to identify and take action with respect to expense reductions and improve efficiencies in light of the Company's lower revenues. The Company suffered a net loss of $1,379,864 (including expenses of $1,035,169 related to impairment of intangible assets) for the year ended December 31, 2002 as compared to a net loss of $433,297 for the year ended December 31, 2001.

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

         The Company's working capital was $(601,616) as of December 31, 2003 compared to $(377,184) as of December 31, 2002. This deficit was primarily attributable to an increase in accounts payable, accrued expenses and notes payable, and a decrease in cash, accounts receivable, and a note receivable. At December 31, 2003, the Company had limited cash of $2,082.

         The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2003, the Company had used all of the outstanding credit on this facility, bearing interest at a rate of 9.61%. During 2003, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the amount of $4,525, evidenced by unsecured interest-free demand notes from various related individuals, which provided funding in order for the Company to remain current on paying normal expenses.

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

Item 7. Financial Statements.

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-KSB/A.

                                      PART III

ITEM 1.  Index to Exhibits

(a)  Exhibits

EXHIBIT
NUMBER       DESCRIPTION

31.1         Certifications Pursuant to Securities Exchange Act Rule
             13a-14(a)/15d-14(a)
32.1         Certifications Pursuant to 18 U.S.C. Section 1350

                       SYNERGY 2000, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2003

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE
                                                                       ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm............F-3

     Consolidated Balance Sheet.........................................F-4

     Consolidated Statement of Operations...............................F-5

     Consolidated Statement of Stockholders' Equity.....................F-6

     Consolidated Statement of Cash Flows...............................F-7

     Notes to Consolidated Financial Statements.......................F-8 - F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
Synergy 2000, Inc. and Subsidiaries
Chester, Maryland


         We have audited the accompanying consolidated balance sheet of Synergy 2000, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Synergy 2000, Inc. and Subsidiaries as of December 31, 2002, were audited by other auditors whose report dated April 25, 2003, on those consolidated financial statements included an explanatory paragraph that described an uncertainty about the ability of the Company to continue as a going concern which was further discussed in Note 8 to those consolidated financial statements.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has a significant working capital deficiency and has incurred significant losses since its formation which raises substantial doubt about its ability to continue as a going concern. In addition, the realization of the Company's investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") is contingent on additional financing and successful execution of Myriad - Tunica's business plan. Management's plans in regard to these matters are also discussed in Note
7. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                 /S/ Moore Stephens Frost
                                                 Certified Public Accountants
Little Rock, Arkansas
March 29, 2005

                       SYNERGY 2000, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     Assets
                                     ------

Current assets
  Cash                                                              $     2,082
                                                                    -----------
Total current assets                                                      2,082
                                                                    -----------

Equipment, net                                                            4,619
                                                                    -----------

Total assets                                                        $     6,701
                                                                    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
  Accounts payable                                                  $   335,646
  Accrued expenses                                                      223,527
  Short-term borrowings                                                  44,525
                                                                    -----------
Total current liabilities                                               603,698
                                                                    -----------

Stockholders' equity
  Common stock, par value $.001;
    authorized 25,000,000 shares;
    issued and outstanding 16,107,133 shares                             16,107
  Additional paid-in-capital                                          1,494,414
  Accumulated deficit                                                (2,107,518)
                                                                    -----------
Total stockholders' deficit                                            (596,997)
                                                                    -----------

Total liabilities and stockholders' equity                          $     6,701
                                                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SYNERGY 2000, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                    2003                2002
                                                ------------       ------------
Operating revenues
  Fees billed                                   $        949       $    475,261
  Disposal of subsidiary                                  --            187,500
                                                ------------       ------------
Total operating revenues                                 949            662,761
                                                ------------       ------------

Operating expenses
  Salaries                                                --            275,451
  Contract services                                       --            304,911
  Professional fees                                  138,052            165,014
  Impairment of intangibles                          126,000          1,035,169
  Depreciation                                         4,014              4,575
  Bad debts                                           48,654            101,247
  Miscellaneous                                       39,795            175,162
                                                ------------       ------------
Total operating expenses                             356,515          2,061,529
                                                ------------       ------------

Net loss from operations                            (355,566)        (1,398,768)

Interest income (expense)                             (3,865)            18,904
                                                ------------       ------------

Net loss before income taxes                        (359,431)        (1,379,864)

Income tax benefit                                        --                 --
                                                ------------       ------------

Net loss                                        $   (359,431)      $ (1,379,864)
                                                ============       ============

Net loss per common share:
  Basic                                         $      (0.02)      $      (0.09)
  Diluted                                       $      (0.02)      $      (0.09)

Weighted average shares outstanding:
  Basic                                           16,107,133         16,107,133
  Diluted                                         16,107,133         16,107,133

  The accompanying notes are an integral part of these consolidated financial statements.

                                     SYNERGY 2000, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                       Common Stock              Additional                         Total
                                ---------------------------       Paid-In-      Accumulated      Stockholders'
                                  Shares          Amount          Capital        Deficit           Deficit
                                -----------     -----------     -----------     -----------      -----------
Balance - January 1, 2003        16,107,133     $    16,107     $ 1,489,429     $(1,748,087)     $  (242,551)

  Capital contributed                    --              --           4,985              --            4,985

  Net loss                               --              --              --        (359,431)        (359,431)
                                -----------     -----------     -----------     -----------      -----------

Balance - December 31, 2003      16,107,133     $    16,107     $ 1,494,414     $(2,107,518)     $  (596,997)
                                ===========     ===========     ===========     ===========      ===========

           The accompanying notes are an integral part of these consolidated financial statements.


                                                     F-6

                       SYNERGY 2000, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003            2002
                                                     -----------    -----------
Cash flows from operating activities
  Net loss                                           $  (359,431)   $(1,379,864)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                         4,014          4,575
      Disposal of intangible assets                      126,000      1,035,169
      Changes in operating assets and liabilities
        Accounts receivable                               48,654         74,078
        Short-term borrowings                                 --        200,000
        Accounts payable                                 116,069         62,973
        Accrued expenses                                      --        (46,833)
                                                     -----------    -----------
Net cash provided used in operating activities           (64,694)       (49,902)
                                                     -----------    -----------

Cash flows from financing activities
  Proceeds of short-term borrowings                       44,525             --
  Capital contributed                                      4,985             --
                                                     -----------    -----------
Net cash provided by financing activities                 49,510             --
                                                     -----------    -----------

Net decrease in cash                                     (15,184)       (49,902)

Cash - beginning of year                                  17,266         67,168
                                                     -----------    -----------

Cash - end of year                                   $     2,082    $    17,266
                                                     ===========    ===========


Supplemental cash flow information
  Cash paid during the year
   Interest                                          $     3,865    $        --

  The accompanying notes are an integral part of these consolidated financial statements.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

                  This summary of significant accounting policies of Synergy 2000, Inc. (the "Company") and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.

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

                  On June 25, 1998, the Company and Argos Technologies, Inc. (an unrelated company) agreed to form Argos for the purpose of marketing Year 2000 compatible policy administration software to the auto insurance industry. The Company received 51% of the newly issued common stock of Argos in exchange for 200,000 shares of its $.001 par value common stock. Argos Technologies, Inc. received 49% of the newly issued common stock of Argos, plus certain contingent commissions based on sales, in exchange for an exclusive, non transferable, license, throughout the world, to market certain proprietary software products.

                  The operations of Argos did not commence in earnest during this period of time. Therefore, on September 30, 2000 the Company agreed to exchange its interest in Argos to redeem 200,000 shares of its $.001 par value common stock. Effective January 29, 2002, all remaining outstanding contingent liabilities associated with Argos were resolved with no additional liability to the Company. Accordingly, the accrual of $187,500, provided by the Company to cover any future liability, was written off to operating revenues for the year ended December 31, 2002.

         b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. All the subsidiaries were inactive for the years ended December 31, 2003 and 2002.

         c. CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2003 and 2002, the Company had no cash equivalents.

         d. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

         e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $4,014 and $4,575 for the years ended December 31, 2003 and 2002, respectively. The Company accounts for long-lived assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

         f. INCOME TAXES - The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

         g. USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         h. FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.

         i. IMPAIRMENT OF INTANGIBLE ASSETS - SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and indefinite lived intangible assets no longer be amortized; however, these assets must be tested at least annually or more frequently if impairment indicators arise, for impairment. Separate intangible assets that have finite lives are to be amortized over their useful lives. Based on management's assessment of the existing assets, impairment had occurred at December 31, 2003 and 2002. Described below are the impairment losses recorded by the Company.

                  On October 1, 2001, in connection with its acquisition of Convert-Tech, Inc., Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interests of an internet based insurance software product. The software was valued at $800,000. Due to contract disputes, on October 1, 2002, a release agreement was entered into whereby these assets were returned to the original owner and an $800,000 loss was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2002.

                  In December 2001, Infinity Technology Solutions, Inc. acquired an exclusive right to all the technology and processing intellectual property rights and interest of a stand-alone insurance broker/agency software product valued at $126,000. Due to contract disputes, the product was never delivered; therefore, a $126,000 loss was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2003.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

                  Additionally, in December 2001, the Company acquired an exclusive right to all the technology and processing intellectual property rights and interests of an insurance claims processing system valued at $2,935,000. Due to a lack of sufficient working capital, the Company was unable to fulfill its contractual obligations. As a result, these assets were returned to the original owner and a $235,169 loss was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2002.

         j. RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.       EQUIPMENT
         ---------

              Equipment consists of the following at December 31, 2003:

                  Computer equipment                 $ 24,893
                  Accumulated depreciation            (20,274)
                                                     --------

                                                     $  4,619

3.       SHORT-TERM BORROWINGS
         ---------------------

              Notes payable consist of the following:

                  Line of credit from a financial corporation, not
                  to exceed $40,000, and payable on demand
                  The line of credit is unsecured, and bears
                  interest at the bank's prime rate plus 5.61%
                  (9.61% at December 31, 2003)                          $40,000

                  Short-term notes from various individuals, payable
                  on demand.  The notes are unsecured, and are
                  interest free                                           4,525
                                                                        -------

                                                                        $44,525

4.       LINE OF CREDIT
         --------------

                  In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. As of December 31, 2003, none of this line of credit had been utilized. The line of credit is secured by all assets of the Company, and bears interest at the bank's prime rate plus one-half percent (4.50% at December 31, 2003.)

5.       INCOME TAXES
         ------------

              The income tax provision consists of the following:

                                                2003       2002
                                                ----       ----

                  Current                       $ --       $ --
                  Deferred                        --         --
                                                ----       ----

                                                $ --       $ --
                                                ====       ====

                  The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                                     2003          2002
                                                                  ---------     ---------
                  Income tax expense computed at the Statutory
                    Federal Income Tax Rate                       $(122,207)    $(469,154)

                  Net operating losses not recognized               122,207       469,154
                                                                  ---------     ---------

                                                                  $      --     $      --
                                                                  =========     =========


                  The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Whether a deferred tax asset will be realized depends upon sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes. At December 31, 2003, the Company has net operating loss carryforwards estimated to be approximately $1.5 million for income tax purposes. However, a valuation allowance has been established for the entire net deferred tax assets until such time as it is more likely than not that the deferred tax assets will be realized.

                  No income taxes were paid in 2003 and 2002. The effective tax rate for the years ended December 31, 2003 and 2002 is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

6.       STOCK OPTION PLAN
         -----------------

                  In December 2000, the Company implemented the 2000 Stock Incentive Plan (the "Plan") for non-employee directors and consultants, officers and key employees which provides for qualified and nonqualified options, as determined by the Administrator at the time of grant of an option. 1,500,000 shares were reserved for issuance pursuant to the Plan. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

                                                             Outstanding Options
                                                             -------------------
                                                Reserved                Weighted
                                                 shares        Number    average
                                                ---------    ---------    ------
                  Balance, December 31, 2002    1,500,000      560,000    $0.175
                    Granted                            --           --        --
                    Exercised                          --           --        --
                    Expired                            --           --        --
                                                ---------    ---------    ------
                  Balance, December 31, 2003    1,500,000      560,000    $0.175
                                                =========    =========    ======

                  At December 31, 2003, nonqualified options to purchase 560,000 shares of common stock had been granted; options to purchase 521,000 shares were exercisable; and options to purchase 940,000 shares were available for future grants under the plan.

                  Pursuant to SFAS No. 123 pro forma net earnings per share have been determined as if the Company had accounted for its stock options under the fair value method. The fair values of these options and warrants were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended 2003; risk-free interest rates of 6.0%; expected dividend yield of 0%; a volatility factor of the expected market price of the Company's Common Stock of 100; and a weighted-average life of the options of seven years in 2003. There were no options granted in 2003.

                  For purpose of pro forma disclosures, the estimated fair value of stock options and warrants is not material to the consolidated financial statements for the year ended December 31, 2003.

7.       CAPITAL RESOURCES AND SUBSEQUENT EVENT
         --------------------------------------

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

7.       CAPITAL RESOURCES AND SUBSEQUENT EVENT (CONT.)
         --------------------------------------

                  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, the Company acquired a 33% interest in Myriad World Resorts of Tunica, LLC, ("Myriad - Tunica") a Mississippi limited liability company in exchange for the issuance of 22 million shares of common stock. Concurrent with this transaction, the Company changed its name to Myriad Entertainment and Resorts, Inc. and began implementing its new business plan of capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through its creation of unique, world-class travel and leisure experiences. The Company plans to build and develop resort developments using a series of public and private equity and debt financings. This is an entirely new direction for the Company which was previously an information systems integrator and management consulting firm providing value added technology and management solutions for companies to prepare them tactically and strategically to compete in the 21st Century. Myriad - Tunica was organized to build resort developments using a series of private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management or that the execution of Myriad - Tunica's business plan will be successful.

                  Although the Company feels the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

8.       EARNINGS PER SHARE
         ------------------

                  The following table sets for the computation of basic and diluted earnings per share (EPS):


                                                                          2003            2002
                                                                       ----------     ------------
                  Numerator:
                  Net loss and numerator for basic and diluted loss
                    per share                                          $ (359,431)    $ (1,379,864)
                                                                       ==========     ============

                  Denominator:
                  Denominator for basic earnings per share-
                    adjusted-weighted-average shares                   16,107,133       16,107,133
                                                                       ==========     ============

                  Basic loss per share                                 $    (0.02)    $      (0.09)
                                                                       ==========     ============

                  Diluted loss per share                               $    (0.02)    $      (0.09)
                                                                       ==========     ============

                  The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2005.

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

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Hawrelechko as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue thereof.

     SIGNATURE                 TITLE                                 DATE
     ---------                 -----                                 ----

 /s/ Scott Hawrelechko      Chairman, Chief Executive Officer,     June 10, 2005
------------------------    President, Chief Financial Officer
Scott Hawrelechko           and Director


/s/ Dr. Robert S. Ross      Director                               June 10, 2005
------------------------
Dr. Robert S. Ross


           Director                                  -------
------------------------
Dale Cheek


Date: June 10, 2005.

                               SYNERGY 2000, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION

31.1         Certifications Pursuant to Securities Exchange Act Rule
             13a-14(a)/15d-14(a)
32.1         Certifications Pursuant to 18 U.S.C. Section 1350