Form 10QSB/A
period 2004-09-30
Myriad Entertainment & Resorts, Inc.
filed 2005-10-27
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 3)

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

         The number of shares outstanding of the issuer's common stock as of October 15, 2005, was 38,762,133.

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

         This Amendment No. 3 on Form 10-QSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the quarter ended September 30, 2004 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on November 17, 2004, as subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on February 24, 2005, and as subsequently amended by a filing on Form 10-QSB/A with the Securities and Exchange Commission on June 7, 2005.

         This Amendment No. 3 amends Part I, Item 1, Financial Statements and
Part I, Item 2, Management's Discussion and Analysis or Plan or Operations, to restate the Company's Unaudited Consolidated Financial Statements as of September 30, 2004 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the nine month periods ended September 30, 2004 and 2003 for the Consolidated Statements of Operations, for the nine month periods ended September 2004 and 2003 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements.

         This Amendment No. 3 and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) management forgiveness of accrued but unpaid salaries, (2) management fees charged by Myriad Golf Resort, Inc., an Alberta, Canada corporation, and affiliate of the Company ("Myriad-Golf"), and (3) the recognition of the Company's equity in the losses of Myriad World Resort of Tunica, LLC, a Mississippi limited liability company, and affiliate of the Company ("Myriad-Tunica"). This Amendment No. 3 amends the Company's previously filed Form 10-QSB/A for the nine months ended September 30, 2004 to reflect the following:

         o $65,403 of expenses and costs paid on behalf of the Company by Myriad - Golf
         o $50,540 of expenses representing equity in the losses of Myriad - Tunica
         o $226,650 of additional paid-in capital representing management forgiveness of accrued but unpaid salaries

         The impact of the restatement as of and for the nine months ended September 30, 2004 is summarized as follows:

     Impact Summary
     --------------
As of and for the nine                As originally
months ended September 30, 2004        Reported      As Restated      Change
-------------------------------       -----------    -----------    -----------

Investment in Myriad- Tunica          $   200,000    $   149,460    $   (50,540)
Due to related party                       13,902         79,305        (65,403)
Additional paid-in capital              1,801,114      2,027,764        226,650
Accumulated deficit                    (2,209,642)    (2,552,235)      (342,593)
Net loss                                 (102,124)      (444,717)      (342,593)
Net loss per share                    $     (0.00)   $     (0.02)   $     (0.02)

          Pursuant to SEC Rule 12b-15, this Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above as amended, omits items of the original Form 10-QSB filed on November 17, 2004, the Amendment No. 1 to Form 10-QSB/A filed on February 24, 2005, and the Amendment No. 2 to Form 10-QSB/A filed June 7, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed and as previously amended, this Amendment No. 3 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on November 17, 2004, as amended by the Amendment No. 1 filed on Form 10-QSB/A on February 24, 2005, and as amended by the Amendment No. 2 filed on Form 10-QSB/A on June 7, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm; ..........F-1

         Consolidated Balance Sheet - September 30, 2004 (Unaudited &
           Restated); ......................................................F-2

         Consolidated Statements of Operations (Unaudited) - Nine months and three months ended September 30, 2004 and 2003; .............F-3

         Consolidated Statements of Stockholders' Deficit (Unaudited) ......F-4

         Consolidated Statements of cash flows (Unaudited) -
           Nine months ended September 30, 2004 and 2003; ..................F-5

         Notes to consolidated financial statements (Unaudited).............F-6

Item 2.  Management's Discussion and Analysis or Plan of Operations...........4


PART II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ....................................7

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm.............F-1

     Consolidated Balance Sheet (Unaudited & Restated)...................F-2

     Consolidated Statement of Operations (Unaudited)....................F-3

     Consolidated Statement of Stockholders' Deficit (Unaudited).........F-4

     Consolidated Statement of Cash Flows (Unaudited)....................F-5

     Notes to Consolidated Financial Statements (Unaudited).............F6 - F13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of September 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

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

         The consolidated financial statements of Synergy 2000 for the three-month and nine-month periods ended September 30, 2003, were previously reviewed by other accountants, whose report dated November 11, 2003, included an explanatory paragraph that described an uncertainty about the ability of the Company to continue as a going concern as discussed in Note 8 to the consolidated financial statements.

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

         As described in Note 10, the accompanying September 30, 2004, consolidated financial statements have been restated.

                                                /S/ Moore Stephens Frost
                                                Certified Public Accountants

Little Rock, Arkansas
September 30, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

               CONSOLIDATED BALANCE SHEET (UNAUDITED AND RESTATED)

                               SEPTEMBER 30, 2004


                                     Assets

Cash                                                                $       358

Investment in Myriad World Resorts of Tunica, LLC                       149,460
                                                                    -----------

Total assets                                                        $   149,818
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable                                                  $   456,075
  Due to related party                                                   79,305
  Accrued interest                                                       67,212
  Short-term borrowings                                                  33,290
                                                                    -----------
Total current liabilities                                               635,882
                                                                    -----------

Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 38,407,133 shares                     38,407
  Additional paid-in capital                                          2,027,764
  Accumulated deficit                                                (2,552,235)
                                                                    -----------
Total stockholders' deficit                                            (486,064)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   149,818
                                                                    ===========

See accountants' review report and accompanying consolidated notes.



                               MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                          AND SUBSIDIARIES
                                    (FORMERLY SYNERGY 2000, INC.)

                          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        Nine Months    Nine Months     Three Months    Three Months
                                          Ended          Ended            Ended           Ended
                                        September 30,  September 30,   September 30,   September 30,
                                           2004           2003            2004            2003
                                       ------------    ------------    ------------    ------------
                                         Restated                        Restated
Operating revenues
  Fees billed                          $         --    $        949    $         --    $         --
                                       ------------    ------------    ------------    ------------
Total operating revenues                         --             949              --              --
                                       ------------    ------------    ------------    ------------

Operating expenses
  Stock issued for services                 129,000              --         129,000              --
  Professional fees                         132,387             593              --             475
  Management fees - related party            65,403              --          65,403              --
  Insurance                                  16,228           8,607            (100)             --
  Other expenses                              7,105          11,426           7,105           2,494
                                       ------------    ------------    ------------    ------------
Total operating expenses                    350,123          20,626         201,408           2,969
                                       ------------    ------------    ------------    ------------

Net loss from operations                   (350,123)        (19,677)       (201,408)         (2,969)
                                       ------------    ------------    ------------    ------------

Other income (expenses)
  Interest expense                          (68,345)             --              --              --
  Equity in loss of Myriad - Tunica         (50,540)             --         (50,540)             --
  Disposal of equipment                      (3,035)             --              --              --
  Miscellaneous income                       27,326              --          27,326              --
                                       ------------    ------------    ------------    ------------
Total other expenses                        (94,594)             --         (23,214)             --
                                       ------------    ------------    ------------    ------------

Net loss before income taxes               (444,717)        (19,677)       (224,622)         (2,969)

Income tax benefit                               --              --              --              --
                                       ------------    ------------    ------------    ------------

Net loss                               $   (444,717)   $    (19,677)   $   (224,622)   $     (2,969)
                                       ============    ============    ============    ============
Net loss per common share:
  Basic                                $      (0.02)   $      (0.00)   $      (0.01)   $      (0.00)
  Diluted                              $      (0.02)   $      (0.00)   $      (0.01)   $      (0.00)

Weighted average shares outstanding:
  Basic                                  23,137,170      16,107,133      36,959,307      16,107,133
  Diluted                                23,137,170      16,107,133      36,959,307      16,107,133

See accountants' review report and accompanying consolidated notes.



                                    MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                               AND SUBSIDIARIES
                                         (FORMERLY SYNERGY 2000, INC.)

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                    FOR THE PERIOD ENDED SEPTEMBER 30, 2004


                                                                                   Additional        Total
                                               Common Stock            Paid-in     Accumulated    Stockholders'
                                            Shares       Amount        Capital       Deficit        Equity
                                         -----------   -----------   -----------   -----------    -----------
Balance - December 31, 2003               16,107,133   $    16,107   $ 1,494,414   $(2,107,518)   $  (596,997)

Stock issued for interest in Myriad
   World Resorts of Tunica, LLC           22,000,000        22,000       178,000            --        200,000

Stock issued for services rendered           300,000           300       128,700            --        129,000

Management forgiveness of
accrued but unpaid salaries (Restated)            --            --       226,650            --        226,650

Net loss (Restated)                               --            --            --      (444,717)      (444,717)
                                         -----------   -----------   -----------   -----------    -----------
Balance - September 30, 2004              38,407,133   $    38,407   $ 2,027,764   $(2,552,235)   $  (486,064)
                                         ===========   ===========   ===========   ===========    ===========

See accountants' review report and accompanying consolidated notes.



                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                     September 30, September 30,
                                                        2004           2003
                                                     -----------    -----------
                                                      Restated

Cash flows from operating activities
  Net loss                                           $  (444,717)   $   (19,677)
  Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                          1,584          3,011
     Equity in loss of Myriad - Tunica                    50,540             --
     Stock issued for services                           129,000             --
     Loss on disposal of fixed assets                      3,035             --
     Changes in operating assets and liabilities
       Accounts payable                                  120,429         (1,890)
       Accrued expenses                                   70,335          2,869
                                                     -----------    -----------
Net cash used in operating activities                    (69,794)       (15,687)
                                                     -----------    -----------

Cash flows from financing activities
  Repayments of short-term borrowings                    (11,235)            --
  Borrowings from related party                           79,305             --
                                                     -----------    -----------
Net cash provided by financing activities                 68,070             --
                                                     -----------    -----------

Net decrease in cash                                      (1,724)       (15,687)

Cash - beginning of period                                 2,082         17,266
                                                     -----------    -----------
Cash - end of period                                 $       358    $     1,579
                                                     ===========    ===========

Supplementary disclosure of cash flow information
  Cash paid during the year for interest             $     3,186    $     3,865

Supplementary disclosure of non-cash activities
  Additional paid-in capital provided from
   forgiveness of accrued salaries                   $   226,650    $        --


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

          In conjunction with the transaction outlined above, members of previous management agreed to forego rights to accrued but unpaid salaries totaling $226,650, which has been reflected as a contribution of capital in the accompanying consolidated financial statements.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica. The investment is tested for other than temporary impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at September 30, 2004, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If Management's plans change or funding does not occur, this investment may be deemed to be impaired in the future.

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

     g. MANAGEMENT FEES - Management fees represent amounts due to Myriad Golf Resorts, Inc., (a 1% partner in Myriad - Tunica and a company in which Mr. Scott Hawrelechko is the majority shareholder and for which he also serves as the President and Chief Executive Officer, "Myriad -Golf") for costs incurred by Myriad - Golf on behalf of the Company.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC

          On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts have been paid by Myriad - Golf. Through September 30, 2004, certain direct and allocated expenses in the amount of $435,516 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica, since the date of acquisition.

          Summarized financial data for the operations of Myriad - Tunica for the nine months ending September 30, 2004 are as follows:

     Financial position:
       Working capital                                            $         --
       Total assets                                                         --
       Current liabilities                                             435,516
       Long-term debt                                                       --
       Net equity                                                     (435,516)

     Results of operations:
       Operating revenues                                         $         --
       Operating loss                                                 (435,516)
       Net loss                                                       (435,516)

          The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of September 30, 2004.

     Beginning investment                                         $    200,000
     Equity in losses                                                  (50,540)
                                                                  ------------
     Ending investment                                            $    149,460
                                                                  ============

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

          In February 2000, the Company obtained a $200,000 line of credit from a bank, payable on demand, to be used as needed for operating purposes. Concurrent with the investment in Myriad - Tunica, on July 6, 2004, this line of credit was cancelled.

4.   ACCRUED INTEREST

          The Company had $67,212 of accrued interest outstanding at September 30, 2004. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.

5.   INCOME TAXES

          The income tax provision consists of the following:

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                  September 30,   September 30,
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
                                                  =============   =============

          The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      2004            2003
                                                  -------------   -------------

     Income tax benefit computed at the Statutory
       Federal Income Tax Rate                    $    (146,000)  $      (7,534)

     Net operating losses not recognized                146,000           7,534
                                                  -------------   -------------
                                                  $          --   $          --
                                                  =============   =============

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

          During the nine months ended September 30, 2004, the Company made stock grants to directors for services totaling 200,000 common shares and 100,000 shares were granted to a vendor for services. The total compensation cost for these stock grants, which was measured based on the trading price for the Company's common stock on the date of issuance, was $129,000, which has been recorded in the consolidated statement of operations.

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

                                                       Outstanding Options
                                                      -------------------------
                                         Reserved                    Price per
                                          Shares        Number         Share
                                        -----------   -----------   -----------
     Balance, January 1, 2004             1,500,000       560,000   $  .50 -.90
       Cancelled                                 --      (560,000)     .50 -.90
       Increase in reserved shares        3,500,000            --            --
                                        -----------   -----------   -----------
     Balance, September 30, 2004          5,000,000            --            --
                                        ===========   ===========   ===========

7.   RELATED PARTY TRANSACTIONS

          Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the company by Myriad-Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $65,403 for the three months ended September 30, 2004.

          In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad -Golf, which includes unpaid management fees and cash advances, as of September 30, 2004 was $79,305.

          Mr. Hawrelenchko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote.

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


9.   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                  Nine Months       Nine Months    Three Months    Three Months
                                                     Ended             Ended           Ended           Ended
                                                  September 30,     September 30,  September 30,   September 30,
                                                      2004             2003            2004            2003
                                                  --------------    ------------   -------------   -------------
Numerator
  Net loss and numerator for basic and
    diluted loss per share                         $    (444,717)  $     (19,677)  $    (224,622)  $      (2,969)
                                                   =============   =============   =============   =============
Denominator
  Denominator for diluted earnings per share-
    adjusted-weighted-average shares                  23,137,170      16,107,133      36,959,307      16,107,133
                                                   =============   =============   =============   =============

Basic loss per share                               $       (0.02)  $       (0.00)  $       (0.01)  $       (0.00)
                                                   =============   =============   =============   =============

Diluted loss per share                             $       (0.02)  $       (0.00)  $       (0.01)  $       (0.00)
                                                   =============   =============   =============   =============

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2004


10.  RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

          This Form 10-Q/A and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) Management forgiveness of accrued but unpaid salaries (2) management fees charged by Myriad - Golf and (3) the recognition of the Company's equity in the losses of Myriad - Tunica. This form 10-Q/A amends the Company's previously filed Form 10-Q for the nine months ended September 30, 2004 to reflect the following:

     o    $65,403 of expenses and costs paid on behalf of the Company by Myriad
          - Golf
     o    $50,540 of expenses representing equity in the losses of Myriad -
          Tunica
     o $226,650 of additional paid-in capital representing Management forgiveness of accrued but unpaid salaries

          The impact of the restatement as of and for the nine months ended September 30, 2004 is summarized as follows:


     Impact Summary
     --------------
As of and for the nine                As originally
months ended September 30, 2004        Reported      As Restated      Change
-------------------------------       -----------    -----------    -----------

Investment in Myriad- Tunica          $   200,000    $   149,460    $   (50,540)
Due to related party                       13,902         79,305        (65,403)
Additional paid-in capital              1,801,114      2,027,764        226,650
Accumulated deficit                    (2,209,642)    (2,552,235)      (342,593)
Net loss                                 (102,124)      (444,717)      (342,593)
Net loss per share                    $     (0.00)   $     (0.02)   $     (0.02)

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

Plan of Operations

The Company's plan of operations for the next 12 months is to carry out our business plan as described in this Report; namely, to implement the Myriad business plan by capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Scott Hawrelechko, the Company sold to Mr. Hawrelechko twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, Mr. Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is anticipated to begin construction in 2006. Myriad plans to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

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

The Company's operating expenses during the quarter ended September 30, 2004 increased primarily due to stock issued for services to two directors and a vendor valued at $129,000, and management fees due to Myriad-Golf for costs incurred by Myriad-Golf on behalf of the Company. Operating expenses were $201,408 during the quarter ended September 30, 2004 as compared to $2,969 during the comparable quarter in 2003. Through September 30, 2004, certain direct and allocated expenses in the amount of $65,403 have been charged to the Company by Myriad-Golf. The Company also recognized $50,450 of equity in the losses of Myriad-Tunica which was partially offset by miscellaneous income of $27,326 during the quarter ended September 30, 2004, resulting in a net loss of ($224,622), or $(0.01) per share, compared to a net loss of $(2,969) for the comparable quarter in 2003.

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

The Company's operating expenses during the nine months ended September 30, 2004 were $350,123 compared to $20,626 during the comparable period in 2003. The increase in operating expenses in 2004 was primarily attributable to increased professional fees relating to the preparation of the documentation for the transaction between the Company and Mr. Hawrelechko, the issuance of stock for services to two directors and a vendor, management fees to Myriad-Golf and increased insurance costs. The Company also incurred interest expense of $68,345, $50,450 of expenses representing equity in the losses of Myriad-Tunica, and disposal of equipment of $3,035 which was partially offset by miscellaneous income of $27,326 during the nine months ended September 30, 2004. The Company had a net loss of $(444,717), or $(0.02) per share, for the nine months ended September 30, 2004 as compared to a net loss of $(19,677) for the nine months ended September 30, 2003 due to such increased expenditures.

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

On June 25, 2004, and subsequently amended October 1, 2004, the Company and its affiliated companies, namely Myriad-Tunica and Myriad-Golf and Scott Hawrelechko (collectively, the "Myriad Group"), entered into an agreement with Christopher
W. Taylor, and subsequently, Seed Capital Inc., whereby Seed Capital Inc. has agreed to, on a best efforts basis, assist the Myriad Group in obtaining financing for the Tunica, Mississippi project. Pursuant to the agreement, the Company is obligated to issue 100,000 non-restricted common shares and options to purchase 250,000 shares in the Company. The Myriad Group also has entered into various operating agreements in connection with the construction, development and operation of the planned Tunica resort. These agreements are contingent upon the Company's ability to secure required funding for the project.

LIQUIDITY

The Company had a working capital deficit of $635,524 as of September 30, 2004 compared to a deficit of $393,850 as of September 30, 2003. This deficit was primarily attributable to an increase in accounts payable, accrued interest, and amounts due to Myriad-Golf. At September 30, 2004, the Company had a cash balance of $358, as compared to $1,579 at September 30, 2003.

The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, the Company obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. At September 30, 2004, $33,290 of this line of credit has been utilized, bearing interest at a rate of 10.99%. During the quarter ended September 30, 2004, due to decreased cash flows from operations and depletion of all cash reserves, the Company relied on support in the amount of $79,305 from Myriad-Golf, a related party, which provided funding in order for the Company to remain current on paying normal expenses.

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


Date: October 27, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                  FORM 10-QSB/A
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350