Form 10KSB/A
period 2004-12-31
Myriad Entertainment & Resorts, Inc.
filed 2005-11-01
CIK 1042501

================================================================================

              U.S. SECURITIES EXCHANGE COMMISSION WASHINGTON, D.C.
                                      20549
                               ------------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the Issuer's common stock on October 27, 2005 was $1,906,431. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of October 27, 2005, was 39,762,666.

================================================================================

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

         This Amendment No. 1 on Form 10-KSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the year ended December 31, 2004 is being filed to amend and restate the items described below contained in the Company's Annual Report on Form 10-KSB for such period originally filed with the Securities and Exchange Commission on May 16, 2005.

         This Amendment No. 1 amends Part I, Item 6, Management's Discussion and Analysis or Plan of Operations, and Part I, Item 7, Financial Statements, to restate the Company's Audited Consolidated Financial Statements as of December 31, 2004 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Deficit, for the fiscal years ended December 31, 2004 and 2003 for the Consolidated Statements of Operations, for the fiscal years ended December 31, 2004 and 2003 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements.

         This Amendment No. 1 and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) management forgiveness of accrued but unpaid salaries, (2) management fees charged by Myriad Golf Resort, Inc., an Alberta, Canada corporation, and affiliate of the Company ("Myriad-Golf"), and (3) the recognition of the Company's equity in the losses of Myriad World Resort of Tunica, LLC, a Mississippi limited liability company, and affiliate of the Company ("Myriad-Tunica"). This Amendment No. 1 amends the Company's previously filed Form 10-KSB for the year ended December 31, 2004 to reflect the following:

         o $164,232 of expenses and costs paid on behalf of the Company by Myriad - Golf
         o $112,034 of expenses representing equity in the losses of Myriad - Tunica
         o $226,650 of additional paid-in capital representing management forgiveness of accrued but unpaid salaries

         The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:


Impact Summary
--------------
                                      As
As of and for the year            originally
ended December 31, 2004            Reported        As Restated         Change
-----------------------           -----------      -----------      -----------
Investment in Myriad- Tunica      $   200,000      $    87,966      $  (112,034)
Due to related party                   18,334          182,566         (164,232)
Additional paid-in capital          1,801,114        2,027,764          226,650
Accumulated deficit                (2,234,098)      (2,737,014)        (502,916)
Net loss                             (126,580)        (629,496)        (502,916)
Net loss per share                $     (0.00)     $     (0.02)     $     (0.02)


          Pursuant to SEC Rule 12b-15, this Form 10-KSB/A sets forth the complete text of each item of Form 10-KSB listed above as amended, omits items of the original Form 10-KSB filed on May 16, 2005 that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB on May 16, 2005, or modify or update the disclosures presented in that filing, except to reflect the revisions as described above.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.
------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operations ..........4

Item 7.  Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm; ..........F-1

         Consolidated Balance Sheet - December 31, 2004 (Restated); ........F-2

         Consolidated Statements of Operations -
           Fiscal Years ended December 31, 2004 and 2003; ..................F-3

         Consolidated Statements of Stockholders' Deficit  .................F-4

         Consolidated Statements of cash flows -
           Fiscal years ended December 31, 2004 and 2003; ..................F-5

         Notes to consolidated financial statements .................F-6 - F-14


PART III.
--------------------------

Item 1.  Index to Exhibits ...................................................8

                                     PART I


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Annual Report on Form 10-KSB/A.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Factors That May Affect Our Plan of Operations."

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

         Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004 with Scott Hawrelechko, the Company sold to Mr. Hawrelechko twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, Mr. Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is anticipated to begin construction in 2006. We plan to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         The Company generated no revenues during the year ended December 31, 2004 as compared to revenues of $949 for the year ended December 31, 2003. During the first half of 2004, we focused our attention on executing the definitive Securities Purchase Agreement consummating the change in control transaction effective July 6, 2004, pursuant to which we issued 22,000,000 shares of our common stock to Scott Hawrelechko in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad - Tunica. Myriad - Tunica is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

         The Company's operating expenses for the fiscal year ended December 31, 2004 were $448,952 compared to $356,515 during the comparable period for 2003. This increase in operating expenses in 2004 was primarily attributable to stock issued for services to two directors and a vendor valued at $129,000, and management fees due to Myriad - Golf for costs incurred by Myriad - Golf on behalf of the Company, which was partially offset by a reduction in insurance costs, bad debts and impairment charges for intangibles. The Company also recognized $112,034 of equity in the losses of Myriad - Tunica, interest expense of $92,801, and an expense of $3,035 on disposal of equipment, which was partially offset by miscellaneous income of $27,326. The Company had a net loss of $629,496, or $(0.02) per share for the fiscal year ended December 31, 2004, as compared to a net loss of $359,431, or $(0.02) per share for the fiscal year ended December 31, 2003.

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

         The Company's working capital was $(758,809) as of December 31, 2004 compared to $(601,616) as of December 31, 2003. This deficit was primarily attributable to an increase in accounts payable, accrued interest and amounts payable to Myriad - Golf. At December 31, 2004, the Company had no cash.

         The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2004, the Company had $30,553 outstanding on this credit facility, bearing interest at a rate of 10.99%. During 2004, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the amount of $18,334 from a related party, Myriad - Golf, which provided funding in order for the Company to remain current on paying normal expenses.

         We will require significant additional capital to implement the Myriad
- Tunica business plan and to finance the implementation of our plan of operations as described in this Annual Report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-KSB/A.


                                    PART III


ITEM 1.   INDEX TO EXHIBITS.

         (a)      Exhibits

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14 and
         15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Myriad Entertainment and Resorts, Inc.
and Subsidiaries
(formerly Synergy 2000, Inc.)
Edmonton, Alberta Canada


         We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         As described in Note 10, the accompanying December 31, 2004 consolidated financial statements have been restated.


                                                    /S/ Moore Stephens Frost
                                                    ----------------------------
                                                    Certified Public Accountants
Little Rock, Arkansas
September 30, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED BALANCE SHEET (RESTATED)

                                DECEMBER 31, 2004


                                     Assets
                                     ------

Cash                                                                $        --

Investment in Myriad World Resorts of Tunica, LLC                        87,966

Total assets                                                        $    87,966
                                                                    ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
  Accounts payable                                                  $   456,075
  Due to related party                                                  182,566
  Accrued interest                                                       89,615
  Short-term borrowings                                                  30,553
                                                                    -----------
Total current liabilities                                               758,809
                                                                    -----------

Stockholders' equity
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 38,407,133 shares                     38,407
  Additional paid-in capital                                          2,027,764
  Accumulated deficit                                                (2,737,014)
                                                                    -----------
Total stockholders' equity                                             (670,843)
                                                                    -----------

Total liabilities and stockholders' equity                          $    87,966
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                    2004               2003
                                                ------------       ------------
                                                  Restated
Operating revenues
  Fees billed                                   $         --       $        949
                                                ------------       ------------
Total operating revenues                                  --                949
                                                ------------       ------------

Operating expenses
  Stock issued for services                          129,000                 --
  Professional fees                                  132,387            138,052
  Management fees - related party                    164,232                 --
  Impairment of intangibles                               --            126,000
  Insurance                                           16,228             31,920
  Bad debts                                               --             48,654
  Other expenses                                       7,105             11,889
                                                ------------       ------------
Total operating expenses                             448,952            356,515
                                                ------------       ------------

Net loss from operations                            (448,952)          (355,566)

Other income (expenses)
  Interest expense                                   (92,801)            (3,865)
  Equity in loss of Myriad - Tunica                 (112,034)                --
  Disposal of equipment                               (3,035)                --
  Miscellaneous income                                27,326                 --
                                                ------------       ------------
Total other expenses                                (180,544)            (3,865)
                                                ------------       ------------

Net loss before income taxes                        (629,496)          (359,431)

Income tax benefit                                        --                 --
                                                ------------       ------------

Net loss                                        $   (629,496)      $   (359,431)
                                                ============       ============

Net loss per common share:
   Basic                                        $      (0.02)      $      (0.02)
   Diluted                                      $      (0.02)      $      (0.02)

Weighted average shares outstanding:
   Basic                                          26,986,037         16,107,133
   Diluted                                        26,986,037         16,107,133


The accompanying notes are an integral part of these consolidated financial statements.

                                         MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                                    AND SUBSIDIARIES
                                              (FORMERLY SYNERGY 2000, INC.)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                 Common Stock              Additional                          Total
                                           ---------------------------       Paid-in       Accumulated     Stockholders'
                                              Shares          Amount         Capital         Deficit           Equity
                                           -----------     -----------     -----------     -----------      -----------
Balance - December 31, 2002                 16,107,133     $    16,107     $ 1,489,429     $(1,748,087)     $  (242,551)

  Capital contributed                               --              --           4,985              --            4,985

  Net loss                                          --              --              --        (359,431)        (359,431)
                                           -----------     -----------     -----------     -----------      -----------

Balance - December 31, 2003                 16,107,133          16,107       1,494,414      (2,107,518)        (596,997)

  Stock issued for interest in Myriad
   World Resorts of Tunica, LLC             22,000,000          22,000         178,000              --          200,000

  Stock issued for services rendered           300,000             300         128,700              --          129,000

  Management forgiveness of
    accrued but unpaid salaries (Restated)          --              --         226,650              --          226,650

  Net loss (Restated)                               --              --              --        (629,496)        (629,496)
                                           -----------     -----------     -----------     -----------      -----------

Balance - December 31, 2004                 38,407,133     $    38,407     $ 2,027,764     $(2,737,014)     $  (670,843)
                                           ===========     ===========     ===========     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                                          F-4

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        2004            2003
                                                      ---------      ---------
                                                      Restated
Cash flows from operating activities
  Net loss                                            $(629,496)     $(359,431)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Depreciation                                            1,584          4,014
  Equity in loss of Myriad - Tunica                     112,034             --
  Stock issued for services                             129,000             --
  Loss on disposal of fixed assets                        3,035             --
  Impairment of intangible assets                            --        126,000
  Changes in operating assets and liabilities
    Accounts receivables                                     --         48,654
    Accounts payable                                    120,429        116,069
    Accrued expenses                                     92,738             --
                                                      ---------      ---------
Net cash used in operating activities                  (170,676)       (64,694)
                                                      ---------      ---------

Cash flows from financing activities
  (Repayments) proceeds of short-term borrowings        (13,972)        44,525
  Borrowings from related party                         182,566             --
  Capital contributed                                        --          4,985
                                                      ---------      ---------
Net cash provided by financing activities               168,594         49,510
                                                      ---------      ---------

Net decrease in cash                                     (2,082)       (15,184)

Cash - beginning of year                                  2,082         17,266
                                                      ---------      ---------

Cash - end of year                                    $      --      $   2,082
                                                      =========      =========


Supplementary disclosure of cash flow information
-------------------------------------------------
  Cash paid during the year for interest              $   3,186      $   3,865

Supplementary disclosure of non-cash activities
-----------------------------------------------
  Additional paid-in capital provided from
   forgiveness of accrued salaries                    $ 226,650      $      --


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

         i. INCOME TAXES - The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

         j. USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         k. RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


2. INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
         -------------------------------------------------

                  On July 6, 2004, the Company acquired a 33% interest in Myriad
         - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts have been paid by Myriad - Golf. Through December 31, 2004, certain direct and allocated expenses in the amount of $631,207 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica since the date of acquisition.

                  Summarized financial data for the operation of Myriad - Tunica as of and for the year ended December 31, 2004 are as follows:

                  Financial position:
                    Working capital                 $      --
                    Total assets                           --
                    Current liabilities               631,207
                    Long-term debt                         --
                    Net equity                       (631,207)

                  Results of operations:
                    Operating revenues              $      --
                    Operating loss                   (631,207)
                    Net loss                         (631,207)

                  The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of December 31, 2004.

                  Beginning investment              $ 200,000
                  Equity in losses                   (112,034)
                                                    ---------
                  Ending investment                 $  87,966
                                                    =========

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


5. INCOME TAXES
         ------------

                  The income tax provision consists of the following:

                                           2004          2003
                                          ------       -------

                  Current                 $   --       $    --
                  Deferred                    --            --
                                          ------       -------

                                          $   --       $    --
                                          ======       =======

                  The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                                      2004           2003
                                                                   ---------      ---------
                  Income tax benefit computed at the Statutory
                      Federal Income Tax Rate                      $(214,000)     $(137,626)

                  Net operating losses not recognized                214,000        137,626
                                                                   ---------      ---------

                                                                   $      --      $      --
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

                                                                    Outstanding Options
                                                                   -----------------------
                                                    Reserved                     Price per
                                                     Shares          Number        Share
                                                    ---------      ---------     ---------
                  Balance, January 1, 2004          1,500,000       560,000      $.50 -.90
                    Cancelled                              --      (560,000)      .50 -.90
                    Increase in reserved shares     3,500,000            --             --
                                                    ---------      ---------     ---------
                  Balance, December 31, 2004        5,000,000            --             --
                                                    =========      =========     ========-


                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


7. RELATED PARTY TRANSACTIONS
         --------------------------

                  Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the company by Myriad-Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $164,232 for the year ended December 31, 2004.

                  In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad - Golf, which includes unpaid management fees and cash advances, as of December 31, 2004 was $182,566.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


9. EARNINGS PER SHARE
         ------------------

                  The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                                             2004              2003
                                                                        -------------      -------------
                  Numerator
                    Net loss and numerator for basic and
                      diluted loss diluted loss per share               $    (629,496)     $    (359,431)
                                                                        =============      =============

                  Denominator
                    Denominator for diluted earnings per share-
                      adjusted-weighted-average shares                     26,986,037         16,107,133
                                                                        =============      =============

                  Basic loss per share                                  $       (0.02)     $       (0.02)
                                                                        =============      =============

                  Diluted loss per share                                $       (0.02)     $       (0.02)
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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


10. RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------

                  This Form 10-K/A and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) Management forgiveness of accrued but unpaid salaries (2) management fees charged by Myriad - Golf and (3) the recognition of the Company's equity in the losses of Myriad - Tunica. This form 10-K/A amends the Company's previously filed Form 10-K for year ended December 31, 2004 to reflect the following:

         o $164,232 of expenses and costs paid on behalf of the Company by Myriad - Golf
         o $112,034 of expenses representing equity in the losses of Myriad - Tunica
         o $226,650 of additional paid-in capital representing Management forgiveness of accrued but unpaid salaries

              The impact of the restatement as of and for the year ended December 31, 2004 is summarized as follows:

         Impact Summary
         As of and for the year           As originally
         ended December 31, 2004            Reported         As Restated        Change
         -----------------------          -------------    -------------    ------------
         Investment in Myriad- Tunica     $   200,000      $    87,966      $  (112,034)
         Due to related party                  18,334          182,566         (164,232)
         Additional paid-in capital         1,801,114        2,027,764          226,650
         Accumulated deficit               (2,234,098)      (2,737,014)        (502,916)
         Net loss                            (126,580)        (629,496)        (502,916)
         Net loss per share               $     (0.00)     $     (0.02)     $     (0.02)


                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2005.

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

     SIGNATURE               TITLE                                DATE
     ---------               -----                                ----

 /s/ Scott Hawrelechko    Chairman, Chief Executive Officer,    October 31, 2005
----------------------    President, Chief Financial
Scott Hawrelechko         Officer and Director


/s/ Dr. Robert S. Ross    Director                              October 31, 2005
----------------------
Dr. Robert S. Ross


                          Director                                 -------
----------------------
Dale Cheek


Date: October 31, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-KSB/A
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
------      -----------

31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14 and
         15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350