Form 10QSB/A
period 2005-03-31
Myriad Entertainment & Resorts, Inc.
filed 2005-11-02
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

         The number of shares outstanding of the issuer's common stock as of October 27, 2005, was 39,762,666.

MYRIAD ENTERTAINMENT & RESORTS, INC.

EXPLANATORY NOTE:

         This Amendment No. 1 on Form 10-QSB/A for Myriad Entertainment & Resorts, Inc. (formerly Synergy 2000, Inc.)(the "Company") for the quarter ended March 31, 2005 is being filed to amend and restate the items described below contained in the Company's Quarterly Report on Form 10-QSB for such period originally filed with the Securities and Exchange Commission on May 31, 2005.

         This Amendment No. 1 amends Part I, Item 1, Financial Statements and
Part I, Item 2, Management's Discussion and Analysis or Plan or Operations, to restate the Company's Unaudited Consolidated Financial Statements as of March 31, 2005 for the Consolidated Balance Sheet and Consolidated Statements of Stockholders' Equity, for the three month periods ended March 31, 2005 and 2004 for the Consolidated Statements of Operations, for the three month periods ended March 31, 2005 and 2004 for the Consolidated Statements of Cash Flows, and the related Notes to Consolidated Financial Statements.

         This Amendment No. 1 and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) management forgiveness of accrued but unpaid salaries, (2) management fees charged by Myriad Golf Resort, Inc., an Alberta, Canada corporation, and affiliate of the Company ("Myriad-Golf"), and (3) the recognition of the Company's equity in the losses of Myriad World Resort of Tunica, LLC, a Mississippi limited liability company, and affiliate of the Company ("Myriad-Tunica"). This Amendment No. 1 amends the Company's previously filed Form 10-QSB for the three months ended March 31, 2005 to reflect the following:

         o $61,139 of expenses and costs paid on behalf of the Company by Myriad - Golf during the quarter ended March 31, 2005 and $164,232 for the year ended December 31, 2004
         o $33,546 of expenses representing equity in the losses of Myriad - Tunica for the quarter ended March 31, 2005 and $112,034 for the year ended December 31, 2004
         o $226,650 of additional paid-in capital representing management forgiveness of accrued but unpaid salaries occurring during the year ended December 31, 2004

         The impact of the restatement as of and for the three months ended March 31, 2005 is summarized as follows:

   Impact Summary
   --------------

As of and for the three          As originally
months ended March 31, 2005        Reported         As Restated         Change
---------------------------        --------         -----------         ------

Investment in Myriad- Tunica      $   200,000           54,420         (145,580)
Due to related party                   30,986          256,357         (225,371)
Additional paid-in capital          1,907,259        2,133,909          226,650
Accumulated deficit                (2,363,001)      (2,960,602)        (597,601)
Net loss                             (128,903)        (223,588)         (94,685)
Net loss per share                $     (0.00)     $     (0.01)     $     (0.00)

          Pursuant to SEC Rule 12b-15, this Form 10-QSB/A sets forth the complete text of each item of Form 10-QSB listed above as amended, omits items of the original Form 10-QSB filed on May 31, 2005 that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

         In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB on May 31, 2005, or modify or update the disclosures presented in those filings, except to reflect the revisions as described above.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm; ..........F-1

         Consolidated Balance Sheet - March 31, 2005 (Unaudited &
            Restated); .....................................................F-2

         Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2005 and 2004; ..................................F-3

         Consolidated Statements of Stockholders' Deficit (Unaudited) ......F-4

         Consolidated Statements of cash flows (Unaudited) -
           Three months ended March 31, 2005 and 2004; .....................F-5

         Notes to consolidated financial statements (Unaudited)......F-6 - F-14

Item 2.  Management's Discussion and Analysis or Plan of Operations...........4


PART II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ...................................10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of March 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the three-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

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

         As described in Note 10, the accompanying March 31, 2005, consolidated financial statements have been restated.

                                                /S/ Moore Stephens Frost
                                                Certified Public Accountants

Little Rock, Arkansas
September 30, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

               CONSOLIDATED BALANCE SHEET (UNAUDITED AND RESTATED)

                                 MARCH 31, 2005

                                     Assets
                                     ------

Cash                                                                $        --

Investment in Myriad World Resorts of Tunica, LLC                        54,420
                                                                    -----------
Total assets                                                        $    54,420
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
  Accounts payable                                                  $   457,659
  Due to related party                                                  256,357
  Accrued interest                                                      100,782
  Short-term borrowings                                                  27,553
                                                                    -----------
Total current liabilities                                               842,351
                                                                    -----------

Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
     shares; issued and outstanding 38,762,133 shares                    38,762
  Additional paid-in capital                                          2,133,909
  Accumulated deficit                                                (2,960,602)
                                                                    -----------
Total stockholders' deficit                                            (787,931)
                                                                    -----------
Total liabilities and stockholders' equity                          $    54,420
                                                                    ===========



See accountants' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months        Three Months
                                                  Ended               Ended
                                                 March 31,          March 31,
                                                   2005               2004
                                                 Restated
                                               ------------        ------------
Operating revenues
  Fees billed                                  $         --        $         --
                                               ------------        ------------
Total operating revenues                                 --                  --
                                               ------------        ------------

Operating expenses
  Stock issued for services                         106,500                  --
  Professional fees                                   9,084              24,050
  Management fees - related party                    61,139                  --
  Insurance                                              --               9,797
  Other expenses                                      2,152               2,807
                                               ------------        ------------
Total operating expenses                            178,875              36,654
                                               ------------        ------------

Net loss from operations                           (178,875)            (36,654)
                                               ------------        ------------

Other expenses
  Interest expense                                  (11,167)                 --
  Equity in loss of Myriad - Tunica                 (33,546)                 --
                                               ------------        ------------
Total other expenses                                (44,713)                 --
                                               ------------        ------------
Net loss before income taxes                       (223,588)            (36,654)

Income tax benefit                                       --                  --
                                               ------------        ------------
Net loss                                       $   (223,588)       $    (36,654)
                                               ============        ============

Net loss per common share
    Basic                                      $      (0.01)       $      (0.00)
    Diluted                                    $      (0.01)       $      (0.00)

Weighted average shares outstanding
   Basic                                         38,663,522          16,107,133
   Diluted                                       38,663,522          16,107,133




See accountants' review report and accompanying consolidated notes.



                                  MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                             AND SUBSIDIARIES
                                      (FORMERLY SYNERGY 2000, INC.)

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                   FOR THE PERIOD ENDED MARCH 31, 2005


                                                                  Additional                     Total
                                            Common Stock           Paid-in     Accumulated   Stockholders'
                                       Shares        Amount        Capital       Deficit       (Deficit)
                                     -----------   -----------   -----------   -----------    -----------
Balance - January 1, 2005             38,407,133   $    38,407   $ 2,027,764   $(2,737,014)   $  (670,843)

Stock issued for services rendered       355,000           355       106,145            --        106,500

Net loss (Restated)                           --            --            --      (223,588)      (223,588)
                                     -----------   -----------   -----------   -----------    -----------
Balance - March 31, 2005              38,762,133   $    38,762   $ 2,133,909   $(2,960,602)   $  (787,931)
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

                                                   F-4





                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                        2005           2004
                                                      Restated
                                                    ------------    ------------
Cash flows from operating activities
  Net loss                                          $   (223,588)   $    (36,654)
  Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                             --             792
     Equity in loss of Myriad - Tunica                    33,546              --
     Stock issued for services                           106,500              --
     Changes in operating assets and liabilities
       Accounts payable                                    1,584          23,242
       Accrued interest                                   11,167              --
                                                    ------------    ------------
Net cash used in operating activities                    (70,791)        (12,620)
                                                    ------------    ------------

Cash flows from financing activities
  Capital contributed                                         --          14,985
  Repayments of short-term borrowings                     (3,000)         (2,175)
  Borrowings from related party                           73,791              --
                                                    ------------    ------------
Net cash provided by financing activities                 70,791          12,810
                                                    ------------    ------------

Net decrease in cash                                          --             190

Cash - beginning of period                                    --           2,082
                                                    ------------    ------------
Cash - end of period                                $         --    $      2,272
                                                    ============    ============

Supplementary disclosure of cash flow information
  Cash paid during the period for interest          $        870    $         --



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


See accountants' review report.
                                      F-6

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

f. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company did not earn any revenue during the three months ended 2005 or 2004.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     l. NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC

          On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts have been paid by Myriad - Golf. Through March 31, 2005, certain direct and allocated expenses in the amount of $732,862 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica since the date of acquisition.

          Summarized financial data for the operations of Myriad - Tunica for the three months ending March 31, 2005 are as follows:

     Financial position:
       Working capital                                              $        --
       Total assets                                                          --
       Current liabilities                                              732,862
       Long-term debt                                                        --
       Net equity                                                      (732,862)

     Results of operations:
       Operating revenues                                           $        --
       Operating loss                                                  (101,656)
       Net loss                                                        (101,656)


See accountants' review report.
                                      F-8

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


          The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of March 31, 2005.

     Beginning investment                                           $   200,000
     Equity in losses                                                  (145,580)
                                                                    -----------
     Ending investment                                              $    54,420
                                                                    ===========

3.   SHORT-TERM BORROWINGS

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

See accountants' review report.
                                      F-9

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


          The income tax provision differs from the expense that would result from applying statutory rates to income before taxes as follows:

                                                    Three Months   Three Months
                                                        Ended         Ended
                                                      March 31,      March 31,
                                                        2005           2004
                                                    ------------   ------------

Income tax benefit computed at the Statutory
Federal Income Tax Rate                             $    (76,000)  $    (12,462)

Net operating losses not recognized                       76,000         12,462
                                                    ------------   ------------
                                                    $         --   $         --
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

See accountants' review report.
                                      F-10

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

          During the three months ended March 31, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in $106,500 of expense for the quarter ended December 31, 2005.

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


7.   RELATED PARTY TRANSACTIONS

          Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the company by Myriad-Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $61,139 for the three months ended March 31, 2005.

          In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad - Golf, which includes unpaid management fees and cash advances, as of March 31, 2005 was $256,357.

          Mr. Hawrelenchko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote.

See accountants' review report.
                                      F-11

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


See accountants' review report.
                                      F-12

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


9.   EARNINGS PER SHARE

              The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                Three Months      Three Months
                                                   Ended             Ended
                                                  March 31,         March 31,
                                                    2005              2004
                                               --------------    --------------
     Numerator
       Net loss                                $     (223,588)   $      (36,654)
                                               ==============    ==============
     Denominator
       Weighted-average shares outstanding         38,663,522        16,107,133
                                               ==============    ==============
     Basic loss per share                      $        (0.01)   $        (0.00)
                                               ==============    ==============
     Diluted loss per share                    $        (0.01)   $        (0.00)
                                               ==============    ==============

          The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share and therefore have been excluded from the calculation.

10.  RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

          This Form 10-Q/A and the restated consolidated financial statements included herein reflect a correction of the Company's accounting and disclosure treatment of (1) Management forgiveness of accrued but unpaid salaries (2) management fees charged by Myriad - Golf and (3) the recognition of the Company's equity in the losses of Myriad - Tunica. This form 10-Q/A amends the Company's previously filed Form 10-Q for the three months ended March 31, 2005 to reflect the following:

o $61,139 of expenses and costs paid on behalf of the Company by Myriad - Golf during the quarter ended March 31, 2005 and $164,232 for the year ended December 31, 2004.

o $33,546 of expenses representing equity in the losses of Myriad - Tunica for the quarter ended March 31, 2005 and $112,034 for the year ended December 31, 2004.

o $226,650 of additional paid-in capital representing Management forgiveness of accrued but unpaid salaries occurring during the year ended December 31, 2004.


See accountants' review report.
                                      F-13

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2005


              The impact of the restatement for the three months ended March 31, 2005 is summarized as follows:


Impact Summary
As of and for the three              As originally
months ended March 31, 2005             Reported     As Restated       Change
---------------------------             --------     -----------       ------

Investment in Myriad- Tunica          $   200,000    $    54,420    $  (145,580)
Due to related party                       30,986        256,357       (225,371)
Additional paid-in capital              1,907,259      2,133,909        226,650
Accumulated deficit                    (2,363,001)    (2,960,602)      (597,601)
Net loss                                 (128,903)      (223,588)       (94,685)
Net loss per share                    $     (0.00)   $     (0.01)   $     (0.00)



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

         We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, Mr. Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is estimated to cost $1.22 billion to complete and construction is anticipated to commence in 2006. We plan to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

         While our strategy is to participate as a part owner of Myriad - Tunica and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad - Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals. In addition, we plan to actively seek, investigate, and if warranted, acquire one or more resort and golf facilities-related businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. We currently have very limited capital, and it is unlikely that we will be able to take advantage of such business opportunities without securing additional funding by means of equity and/or debt offerings of our securities. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

         The Company's operating expenses for the quarter ended March 31, 2005 were $178,875 compared to $36,654 during the comparable period for 2004. This increase in operating expenses was primarily attributable to stock issued for services during the first quarter ended March 31, 2005 valued at $106,500, and management fees due to Myriad-Golf for costs incurred by Myriad-Golf on behalf of the Company. The Company also recognized $33,546 of equity in the losses of Myriad-Tunica and interest expense of $11,167. The Company had a net loss of $223,588, or $(0.01) per share, for the quarter ended March 31, 2005, as compared to a net loss of $36,654 for the quarter ended March 31, 2004.

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

         The Company's working capital was $(842,351) as of March 31, 2005 compared to $(622,493) as of March 31, 2004. This deficit was attributable to accounts payable, amounts due a related party (Myriad-Golf), accrued interest and short-term borrowings. At March 31, 2005, the Company had no cash.

         The Company has historically derived its cash from operations and the sale of shares. In February 2000, the Company obtained a $200,000 line of credit from its bank, payable on demand, to be used as needed for operating purposes. Effective with the change in control transaction on July 6, 2004, this line of credit was cancelled. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2005, the Company had $27,553 outstanding on this credit facility, bearing interest at a rate of 10.99%. During the first quarter of 2005, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the amount of $73,791 from a related party (Myriad-Golf) which provided funding in order for the Company to remain current on paying normal expenses.

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

EXHIBIT
NUMBER       DESCRIPTION

31.1         Certifications Pursuant to Securities Exchange Act Rule
             13a-14(a)/15d-14(a)
32.1         Certifications Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K relating to the quarter ended March 31, 2005.

     (1) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on January 25, 2005

     (2) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on February 25, 2005

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


Date: October 31, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                  FORM 10-QSB/A
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350