Form 10QSB
period 2005-06-30
Myriad Entertainment & Resorts, Inc.
filed 2005-11-03
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         Consolidated Balance Sheet - June 30, 2005 (Unaudited);............F-2

         Consolidated Statements of Operations (unaudited) -
           Six months and three months ended June 30, 2005 and 2004; .......F-3

         Consolidated Statements of Stockholders' Equity (Unaudited) .......F-4

         Consolidated Statements of cash flows (Unaudited) -
           Six months and three months ended June 30, 2005 and 2004; .......F-5

         Notes to financial statements ..............................F-6 - F-13

Item 2.  Management's Discussion and Analysis or Plan of Operations ..........3

Item 3.  Controls and Procedures.............................................10

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................10

Item 2.  Changes in Securities ..............................................10

Item 3.  Defaults Upon Senior Securities ....................................10

Item 4.  Submission of Matters to Vote of Security Holders ..................10

Item 5.  Other Information ..................................................10

Item 6.  Exhibits and Reports on Form 8-K ...................................11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the three-month and six-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

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


                                                     /S/ Moore Stephens Frost
                                                    Certified Public Accountants


Little Rock, Arkansas
September 30, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

                     Consolidated Balance Sheet (Unaudited)

                                  June 30, 2005


                                     Assets
                                     ------

Current Assets
  Cash                                                              $    58,983
  Advances and deposits                                                   4,441
                                                                    -----------
Total current assets                                                     63,424
                                                                    -----------
Investment in Myriad World Resorts of Tunica, LLC                        22,814
                                                                    -----------
Total assets                                                        $    86,238
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities
  Accounts payable                                                  $   467,283
  Accrued liabilities                                                     9,225
  Due to related party                                                  292,537
  Accrued interest                                                      111,982
  Short-term borrowings                                                  26,257
                                                                    -----------
Total current liabilities                                               907,284
                                                                    -----------
Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 39,352,133 shares                     39,352
  Additional paid-in capital                                          2,251,319
  Accumulated deficit                                                (3,111,717)
                                                                    -----------
Total stockholders' deficit                                            (821,046)
                                                                    -----------
Total liabilities and stockholders' equity                          $    86,238
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


                               MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                          AND SUBSIDIARIES
                                    (Formerly Synergy 2000, Inc.)

                          Consolidated Statement of Operations (Unaudited)

                                        Six Months     Six Months      Three Months    Three Months
                                          Ended           Ended           Ended          Ended
                                         June 30,        June 30,        June 30,       June 30,
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Operating revenues
  Fees billed                          $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------
Total operating revenues                         --              --              --              --
                                       ------------    ------------    ------------    ------------
Operating expenses
  Stock issued for services                 106,500              --              --              --
  Professional fees                          53,318          65,315          44,234          41,265
  Management fees - related party           105,319              --          44,180              --
  Insurance                                      --          16,328              --           6,531
  Other expenses                             20,343           7,994          18,191           5,187
                                       ------------    ------------    ------------    ------------
Total operating expenses                    285,480          89,637         106,605          52,983
                                       ------------    ------------    ------------    ------------

Net loss from operations                   (285,480)        (89,637)       (106,605)        (52,983)
                                       ------------    ------------    ------------    ------------
Other expenses
  Interest expense                          (24,071)             --         (12,904)             --
  Equity in loss of Myriad - Tunica         (65,152)             --         (31,606)             --
                                       ------------    ------------    ------------    ------------
Total other expenses                        (89,223)             --         (44,510)             --
                                       ------------    ------------    ------------    ------------

Net loss before income taxes               (374,703)        (89,637)       (151,115)        (52,983)

Income tax benefit                               --              --              --              --
                                       ------------    ------------    ------------    ------------
Net loss                               $   (374,703)   $    (89,637)   $   (151,115)   $    (52,983)
                                       ============    ============    ============    ============
Net loss per common share:
    Basic                              $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
    Diluted                            $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)

Weighted average shares outstanding:
   Basic                                 38,851,594      16,115,924      39,037,600      16,111,553
   Diluted                               38,851,594      16,115,924      39,037,600      16,111,553



See accountants' review report and accompanying consolidated notes.




                                  MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                             AND SUBSIDIARIES
                                       (Formerly Synergy 2000, Inc.)

                        Consolidated Statement of Stockholders' Deficit (Unaudited)

                                    For the Period Ended June 30, 2005


                                          Common Stock           Additional                     Total
                                     -------------------------     Paid-in     Accumulated   Stockholders'
                                       Shares         Amount       Capital       Deficit       (Deficit)
                                     -----------   -----------   -----------   -----------    -----------

Balance - January 1, 2005             38,407,133   $    38,407   $ 2,027,764   $(2,737,014)   $  (670,843)

Stock issued for services rendered       355,000           355       106,145            --        106,500

Stock issued                             590,000           590       117,410            --        118,000

Net loss                                      --            --            --      (374,703)      (374,703)
                                     -----------   -----------   -----------   -----------    -----------
Balance - June 30, 2005               39,352,133   $    39,352   $ 2,251,319   $(3,111,717)   $  (821,046)
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


                                                   F-4

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

                Consolidated Statement of Cash Flows (Unaudited)


                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            2005         2004
                                                         ---------    ---------
Cash flows from operating activities
  Net loss                                               $(374,703)   $ (89,637)
  Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                               --        1,584
     Equity in loss of Myriad - Tunica                      65,152           --
     Stock issued for services                             106,500           --
     Changes in operating assets and liabilities
       Advances and deposits                                (4,441)          --
       Accounts payable                                     11,208       64,057
       Accrued liabilities                                   9,225           --
       Accrued interest                                     22,367           --
                                                         ---------    ---------
Net cash used in operating activities                     (164,692)     (23,996)
                                                         ---------    ---------
Cash flows from financing activities
  Stock issued                                                 590          100
  Capital contributed                                      117,410       27,326
  Repayments of short-term borrowings                       (4,296)      (3,525)
  Net borrowings from related party                        109,971           --
                                                         ---------    ---------
Net cash provided by financing activities                  223,675       23,901
                                                         ---------    ---------
Net increase (decrease) in cash                             58,983          (95)

Cash - beginning of period                                      --        2,082
                                                         ---------    ---------
Cash - end of period                                     $  58,983    $   1,987
                                                         =========    =========

Supplementary disclosure of cash flow information
  Cash paid during the period for interest               $   1,704    $      --



See accountants' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


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

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the six month periods ended June 30, 2005 and 2004.

c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2005, the Company had no cash equivalents.

d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad
     - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica. The investment is tested for other than temporary impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at June 30, 2005, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If Management's plans change or funding does not occur, this investment may be deemed to be impaired in the future.


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
   --------------------------------------------------

e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,584 for the six months ended June 30, 2004. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In conjunction with the investment in Myriad - Tunica discussed above, the Company disposed of its remaining fixed assets. Therefore, there was no depreciation expense for the six months ended June 30, 2005.

f. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company did not earn any revenue during the six months ended June 30, 2005 or 2004.

g. MANAGEMENT FEES - Management fees represent amounts due to Myriad Golf Resorts, Inc., (a 1% partner in Myriad - Tunica and a company in which Mr. Scott Hawrelechko is the majority shareholder and for which he also serves as the President and Chief Executive Officer, "Myriad - Golf") for costs incurred by Myriad - Golf on behalf of the Company.

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

j. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under APB Opinion No. 25, "Accounting for Stock issued to Employees", as more fully described in Note 6. The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," as required for disclosure purposes. SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose pro forma effects on earnings as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
   --------------------------------------------------

k. NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.


2. INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
   -------------------------------------------------

         On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts have been paid by Myriad - Golf. Through September 30, 2004, certain direct and allocated expenses in the amount of $827,777 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica, since the date of acquisition.

         Summarized financial data for the operations of Myriad - Tunica for the six months ended June 30, 2005 are as follows:

          Financial position
            Total assets                                            $       --
            Current liabilities                                         827,777
            Long-term debt                                                   --
            Net equity                                                 (827,777)

          Results of operations
            Operating revenues                                      $        --
            Operating loss                                             (196,570)
            Net loss                                                   (196,570)



See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


2. INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC (CONT.)
   ---------------------------------------------------------

         The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of June 30, 2005.

          Beginning investment                                      $   200,000
          Equity in losses                                             (177,186)
                                                                    -----------
          Ending investment                                         $    22,814
                                                                    ===========

3. SHORT-TERM BORROWINGS
   ---------------------

         At June 30, 2005, the Company had $26,257 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 10.99%.


4. ACCRUED INTEREST
   ----------------

         The Company had $111,982 of accrued interest outstanding at June 30, 2005. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.


5. INCOME TAXES
   ------------

         The income tax provision (benefit) consists of the following:

                                                        Six Months   Six Months
                                                           Ended       Ended
                                                          June 30,   June 30,
                                                           2005         2004
                                                        ----------   ----------
          Current                                       $       --   $       --
          Deferred                                              --           --
                                                        ----------   ----------
                                                        $       --   $       --
                                                        ==========   ==========


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


5. INCOME TAXES (CONT.)
   --------------------

         The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

                                                        Six Months   Six Months
                                                           Ended       Ended
                                                          June 30,   June 30,
                                                           2005         2004
                                                        ----------   ----------
Income tax benefit computed at the Statutory
  Federal and State Income Tax Rates                    $ (127,400)  $  (34,322)

Net operating losses not recognized                        127,400       34,322
                                                        ----------   ----------
                                                        $       --   $       --
                                                        ==========   ==========

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

         At June 30, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.7 million for income tax purposes which are set to expire from 2019 through 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004, there may be adjustments to this estimate of the carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

         No income taxes were paid for the six months ended June 30, 2005 and 2005. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


6. STOCKHOLDERS' EQUITY
   --------------------

         There are 300,000,000 shares of $.001 par value common stock authorized of which 39,352,133 were outstanding at June 30, 2005. At June 30, 2005, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

         During the six months ended June 30, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in the recognition of $106,500 of expense for the six months ended June 30, 2005.

         In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the Administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. In conjunction with the transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares. There were no options outstanding and no option activity during the six months ended June 30, 2005.


7. RELATED PARTY TRANSACTIONS
   --------------------------

         Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $105,319 for the six months ended June 30, 2005.

         In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad -Golf, which includes unpaid management fees and cash advances, as of June 30, 2005 was $292,537.


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (Formerly Synergy 2000, Inc.)

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2005


7. RELATED PARTY TRANSACTIONS (CONT.)
   ----------------------------------

         Mr. Hawrelechko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company has the ability to control substantially all significant matters presented to the Company's shareholders for a vote. Included in advances and deposits on the consolidated balance sheet are advances to Mr. Hawrelechko, for future work related expenses of $4,441.


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

                                  June 30, 2005


9. EARNINGS PER SHARE
   ------------------

         The following table sets for the computation of basic and diluted earnings per share (EPS):

                                                     Six Months    Six Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                        2005           2004
                                                    ------------   ------------
     Numerator
       Net loss                                     $   (374,703)  $    (89,637)
                                                    ============   ============
     Denominator
       Weighted-average shares outstanding            38,851,594     16,115,924
                                                    ============   ============

     Basic loss per share                           $      (0.01)  $      (0.01)
                                                    ============   ============

     Diluted loss per share                         $      (0.01)  $      (0.01)
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

         While our strategy is to participate as a part owner of Myriad - Tunica and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad-Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals. In addition, we plan to actively seek, investigate, and if warranted, acquire one or more resort and golf facilities-related businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise. We currently have very limited capital, and it is unlikely that we will be able to take advantage of such business opportunities without securing additional funding by means of equity and/or debt offerings of our securities. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at June 30, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, our independent public accountants accounted for the equity investment in Tunica LLC at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at June 30, 2005 and concluded that no impairment was required to be recognized. Nevertheless, the future realization of this investment is subject to Tunica LLC obtaining the necessary capital and then successfully executing its business plan. If our plans change or funding does not occur, this investment in Tunica LLC may be determined to be impaired in the future.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE
30, 2004

         The Company generated no revenues during the quarters ended June 30, 2005 and June 30, 2004. The Company focused its efforts during the quarter ended June 30, 2005 on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the quarter ended June 30, 2005 was $106,605 compared to $52,983 during the comparable period for 2004. This increase in operating expenses was primarily attributable to management fees to Myriad-Golf. The Company also incurred interest expense of $12,904 and expenses of $31,606 representing equity in the losses of Myriad-Tunica during the quarter ended June 30, 2005. The Company had a net loss of $151,115 for the quarter ended June 30, 2005, as compared to a net loss of $52,983 for the quarter ended June 30, 2004.

         The Company's revenues during 2005 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2005.

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE
30, 2004

         The Company generated no revenues during the six months ended June 30, 2005 and June 30, 2004. The Company focused its efforts during the six months ended June 30, 2005 on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the six months ended June 30, 2005 was $285,480 compared to $89,637 during the comparable period for 2004. This increase in operating expenses was primarily attributable to stock issued for services of $106,500, and management fees of $105,319 to Myriad-Golf. The Company also incurred interest expense of $24,071 and expenses of $65,152 representing equity in the losses of Myriad-Tunica during the six months ended June 30, 2005. The Company had a net loss of $374,703, or $(0.01) per share, for the six months ended June 30, 2005, as compared to a net loss of $89,637 for the six months ended June 30, 2004.

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

         The Company's working capital was $(843,860) as of June 30, 2005 compared to $(662,243) as of June 30, 2004. This deficit was attributable to accounts payable, accrued liabilities, amounts due a related party (Myriad
Golf), accrued interest and short-term borrowings. At June 30, 2005, the Company had cash of $58,983.

         The Company has historically derived its cash from operations and the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of June 30, 2005, the Company had $26,257 outstanding on this credit facility, bearing interest at a rate of 10.99%. During the six months ended June 30, 2005, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the aggregate amount of $109,971 from a related party (Myriad-Golf) which provided funding in order for the Company to remain current on paying normal expenses.

       Net cash used in investing activities was $164,692 during the six months ended June 30, 2005, as compared to $23,996 for the comparable period during 2004. Net cash provided by financing activities during the six months ended June 30, 2005 was $223,675, consisting primarily of $118,000 derived from the sale of stock and $109,971 in net borrowings from a related party (Myriad-Golf), as compared to net cash provided by financing activities of $23,901 during the six months ended June 30, 2004.

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

INCOME TAXES

         At June 30, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.7 million for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

ITEM 2.  CHANGES IN SECURITIES

         During the six months ended June 30, 2005, we made stock grants to Various service providers totaling 355,000 shares at a market price of $0.30 per share. The total compensation cost for these stock grants was $106,500, which we recorded in our consolidated statement of operations. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act.

         During the quarter ended June 30, 2005, we sold 590,000 shares at a market price of $0.20 per share. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to the provisions of Regulation S thereunder.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

10.1              Form of Securities Purchase Agreement Pursuant to
                  Regulation S Offering

10.2              Form of Subscription Agreement Pursuant to
                  Regulation S Offering

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)

32.1              Certifications Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K relating to the quarter ended June 30, 2005.

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2005.

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

Date: November 2, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-QSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

10.1              Form of Securities Purchase Agreement Pursuant to
                  Regulation S Offering

10.2              Form of Subscription Agreement Pursuant to
                  Regulation S Offering

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)

32.1              Certifications Pursuant to 18 U.S.C. Section 1350