Form 10QSB
period 2005-09-30
Myriad Entertainment & Resorts, Inc.
filed 2005-11-18
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

         Consolidated Balance Sheet - September 30, 2005 (Unaudited);.......F-2

         Consolidated Statements of Operations (unaudited) -
           Nine months and three months ended September 30, 2005 and 2004; .F-3

         Consolidated Statements of Stockholders' Deficit (Unaudited) ......F-4

         Consolidated Statements of cash flows (Unaudited) -
           Nine months and three months ended September 30, 2005 and 2004; .F-5

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

Item 5.  Other Information ..................................................10

Item 6.  Exhibits and Reports on Form 8-K ...................................11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of September 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the management of Myriad Entertainment and Resorts, Inc. and Subsidiaries.

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


Little Rock, Arkansas
November 16, 2005

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                               SEPTEMBER 30, 2005

                              Assets
                              ------

Current Assets
  Cash                                                              $       780
  Due from shareholder                                                   25,441
                                                                    -----------
Total current assets                                                     26,221
                                                                    -----------

Investment in Myriad World Resorts of Tunica, LLC                         7,791
                                                                    -----------
Equipment                                                                 2,018
                                                                    -----------

Total assets                                                        $    36,030
                                                                    ===========

                Liabilities and Stockholders' Deficit
                -------------------------------------

Current liabilities
  Accounts payable                                                  $   468,778
  Accrued liabilities                                                    14,013
  Due to related party                                                  291,874
  Accrued interest                                                      123,199
  Short-term borrowings                                                  23,257
                                                                    -----------
Total current liabilities                                               921,121
                                                                    -----------

Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 39,762,666 shares                     39,763
  Additional paid-in capital                                          2,334,308
  Accumulated deficit                                                (3,259,162)
                                                                    -----------
Total stockholders' deficit                                            (885,091)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    36,030
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


                               MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                          AND SUBSIDIARIES
                                    (FORMERLY SYNERGY 2000, INC.)

                          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                        Nine Months    Nine Months     Three Months    Three Months
                                          Ended           Ended           Ended           Ended
                                       September 30,   September 30,   September 30,   September 30,
                                           2005            2004           2005            2004
                                       ------------    ------------    ------------    ------------
Operating revenues
  Fees billed                          $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------
Total operating revenues                         --              --              --              --
                                       ------------    ------------    ------------    ------------

Operating expenses
  Stock issued for services                 106,500         129,000              --         129,000
  Professional fees                         118,676         132,387          65,358              --
  Management fees - related party           148,156          65,403          42,837          65,403
  Insurance                                      --          16,228              --            (100)
  Other expenses                             33,309           7,105          12,966           7,105
                                       ------------    ------------    ------------    ------------
Total operating expenses                    406,641         350,123         121,161         201,408
                                       ------------    ------------    ------------    ------------

Net loss from operations                   (406,641)       (350,123)       (121,161)       (201,408)
                                       ------------    ------------    ------------    ------------

Other expenses
  Interest expense                          (35,332)        (68,345)        (11,261)             --
  Equity in loss of Myriad - Tunica         (80,175)        (50,540)        (15,023)        (50,540)
  Other                                          --          24,291              --          27,326
                                       ------------    ------------    ------------    ------------
Total other expenses                       (115,507)        (94,594)        (26,284)        (23,214)
                                       ------------    ------------    ------------    ------------

Net loss before income taxes               (522,148)       (444,717)       (147,445)       (224,622)

Income tax benefit                               --              --              --              --
                                       ------------    ------------    ------------    ------------
Net loss                               $   (522,148)   $   (444,717)   $   (147,445)   $   (224,622)
                                       ============    ============    ============    ============
Net loss per common share:
  Basic                                $      (0.01)   $      (0.02)   $      (0.00)   $      (0.01)
  Diluted                              $      (0.01)   $      (0.02)   $      (0.00)   $      (0.01)

Weighted average shares outstanding:
 Basic                                   39,138,659      23,137,170      39,703,426      36,959,307
 Diluted                                 39,138,659      23,137,170      39,703,426      36,959,307




See accountants' review report and accompanying consolidated notes.






                                  MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                             AND SUBSIDIARIES
                                       (FORMERLY SYNERGY 2000, INC.)

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                  FOR THE PERIOD ENDED SEPTEMBER 30, 2005


                                            Common Stock         Additional                      Total
                                     -------------------------     Paid-in     Accumulated   Stockholders'
                                        Shares        Amount       Capital       Deficit        Deficit
                                     -----------   -----------   -----------   -----------    -----------

Balance - January 1, 2005             38,400,666   $    38,401   $ 2,027,770   $(2,737,014)   $  (670,843)

Stock issued for services rendered       355,000           355       106,145            --        106,500

Stock issued                           1,007,000         1,007       200,393            --        201,400

Net loss                                      --            --            --      (522,148)      (522,148)
                                     -----------   -----------   -----------   -----------    -----------
Balance - September 30, 2005          39,762,666   $    39,763   $ 2,334,308   $(3,259,162)   $  (885,091)
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





                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                    Nine Months     Nine Months
                                                       Ended            Ended
                                                   September 30,    September 30,
                                                       2005             2004
                                                   -------------    -------------
Cash flows from operating activities
  Net loss                                              (522,148)        (444,717)
  Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation                                             --            1,584
     Equity in loss of Myriad - Tunica                    80,175           50,540
     Stock issued for services                           106,500          129,000
     Changes in operating assets and liabilities
       Due from shareholder                              (25,441)              --
       Accounts payable                                   12,703          120,429
       Accrued liabilities                                14,013           73,370
       Accrued interest                                   33,584               --
                                                   -------------    -------------
Net cash used in operating activities                   (300,614)         (69,794)
                                                   -------------    -------------

Cash flows from investing activities
  Purchase of equipment                                   (2,018)              --
                                                   -------------    -------------
Net cash used in financing activities                     (2,018)              --
                                                   -------------    -------------

Cash flows from financing activities
  Stock issued                                           201,400               --
  Repayments of short-term borrowings                     (7,296)         (11,235)
  Net borrowings from related party                      109,308           79,305
                                                   -------------    -------------
Net cash provided by financing activities                303,412           68,070
                                                   -------------    -------------

Net increase (decrease) in cash                              780           (1,724)

Cash - beginning of period                                    --            2,082
                                                   -------------    -------------
Cash - end of period                               $         780    $         358
                                                   =============    =============

Supplemental disclosure of cash flow information
  Cash paid during the period for interest         $       1,748    $       3,186

Supplemental disclosure of non-cash activities
  Additional paid-in capital provided from
      forgiveness of accrued salaries              $          --    $     226,650



See accountants' review report and accompanying consolidated notes.

                                      F-5

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

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

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the nine month periods ended September 30, 2005 and 2004.

c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2005, the Company had no cash equivalents.

d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad
     - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica. The investment is tested for other than temporary impairment in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Management evaluated the carrying value of this investment for impairment at September 30, 2005, and concluded no impairment was required to be recognized. The future realization of this investment is subject to Myriad - Tunica obtaining the necessary capital and then successfully executing its business plan. If management's plans change or funding does not occur, this investment may be deemed to be impaired in the future.


See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------

e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $0 and $1,584 for the nine months ended September 30, 2005 and 2004. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

f. REVENUE RECOGNITION - Revenue from contract consulting services are recognized on the percentage-of-completion method. Revenue from sales of software and software documentation products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company did not earn any revenue during the nine months ended September 30, 2005 or 2004.

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

j. ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under APB Opinion No. 25, "Accounting for Stock issued to Employees", as more fully described in Note 6. The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", as required for disclosure purposes. SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose pro forma effects on earnings as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-------------------------------------------------------

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


2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
------------------------------------------------------

         On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts has been paid by Myriad - Golf. Through September 30, 2005, certain direct and allocated expenses in the amount of $872,890 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica, since the date of acquisition.

         Summarized financial data for the operations of Myriad - Tunica for the nine months ended September 30, 2005 are as follows:

          Financial position
            Total assets                                              $      --
            Current liabilities                                         872,890
            Long-term debt                                                   --
            Net equity                                                 (872,890)

          Results of operations
            Operating revenues                                        $      --
            Operating loss                                             (241,683)
            Net loss                                                   (241,683)



See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


2. INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC (CONT.)
------------------------------------------------------------

         The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of September 30, 2005.

          Beginning investment                                      $   200,000
          Equity in losses                                             (192,209)
                                                                    -----------
          Ending investment                                         $     7,791
                                                                    ===========

3. SHORT-TERM BORROWINGS
------------------------

         At September 30, 2005, the Company had $23,257 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 10.99%.


4. ACCRUED INTEREST
-------------------

         The Company had $123,199 of accrued interest outstanding at September 30, 2005. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.


5. INCOME TAXES
---------------

         The income tax provision (benefit) consists of the following:

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                    September 30,  September 30,
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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


5. INCOME TAXES (CONT.)
-----------------------

         The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:


                                                    Nine Months    Nine Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                        2005           2004
                                                    ------------   ------------
     Income tax benefit computed at the Statutory
     Federal and State Income Tax Rates             $   (177,500)  $   (146,000)

     Net operating losses not recognized                 177,500        146,000
                                                    ------------   ------------
                                                    $         --   $         --
                                                    ============   ============


         The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Whether a deferred tax asset will be realized depends upon sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes.

         At September 30, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.8 million for income tax purposes which are set to expire from 2019 through 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004, there may be adjustments to this estimate of the carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

         No income taxes were paid for the nine months ended September 30, 2005 and 2004. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.




See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


6. STOCKHOLDERS' EQUITY
-----------------------

         There are 300,000,000 shares of $.001 par value common stock authorized of which 39,762,666 were outstanding at September 30, 2005. At September 30, 2005, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

         During the nine months ended September 30, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in the recognition of $106,500 of expense for the nine months ended September 30, 2005.

         In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. In conjunction with the transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares. There were no options outstanding and no option activity during the nine months ended September 30, 2005.


7. RELATED PARTY TRANSACTIONS
-----------------------------

         Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the Company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $148,156 and $42,837 for the nine and three months ended September 30, 2005.

         In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad -Golf, which includes unpaid management fees and cash advances, as of September 30, 2005 was $291,874.

See accountants' review report.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2005


7. RELATED PARTY TRANSACTIONS (CONT.)
-------------------------------------

         Mr. Hawrelechko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote. Due from shareholder represents advances to Mr. Hawrelechko, for future work related expenses of $25,441.


8. CAPITAL RESOURCES
--------------------

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

                               SEPTEMBER 30, 2005


9. EARNINGS PER SHARE
---------------------

         The following table sets for the computation of basic and diluted earnings per share (EPS):


                                         Nine Months       Nine Months      Three Months      Three Months
                                            Ended             Ended             Ended             Ended
                                        September 30,     September 30,     September 30,     September 30,
                                            2005              2004              2005              2004
                                        --------------    --------------    --------------    --------------
Numerator
  Net loss                              $     (522,148)   $     (444,717)   $     (147,445)   $     (224,622)
                                        ==============    ==============    ==============    ==============
Denominator
  Weighted-average shares outstanding       39,138,659        23,137,170        39,703,426        36,959,307
                                        ==============    ==============    ==============    ==============

Basic loss per share                    $        (0.01)   $        (0.02)   $        (0.00)   $        (0.01)
                                        ==============    ==============    ==============    ==============

Diluted loss per share                  $        (0.01)   $        (0.02)   $        (0.00)   $        (0.01)
                                        ==============    ==============    ==============    ==============



         The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share, and therefore, have been excluded from the calculation.


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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Factors That May Affect Our Future Plan of Operations."

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

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at September 30, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, our independent public accountants accounted for the equity investment in Tunica LLC at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Management evaluated the carrying value of this investment for impairment at September 30, 2005 and concluded that no impairment was required to be recognized. Nevertheless, the future realization of this investment is subject to Tunica LLC obtaining the necessary capital and then successfully executing its business plan. If our plans change or funding does not occur, this investment in Tunica LLC may be determined to be impaired in the future.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         The Company generated no revenues during the quarters ended September 30, 2005 and September 30, 2004. The Company focused its efforts during the quarter ended September 30, 2005 on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the quarter ended September 30, 2005 was $121,161 compared to $201,408 during the comparable period for 2004. This decrease in operating expenses was primarily attributable to reduced management fees of $42,837 to Myriad-Golf for the quarter ended September 30, 2005, compared to $65,403 for the comparable period for 2004, and the absence of any stock issued for services even though the Company incurred professional fees of $65,358 during the quarter ended September 30, 2005 and no such expenses for the comparable period during 2004. The Company also incurred interest expense of $11,261 and expenses of $15,023 representing equity in the losses of Myriad-Tunica during the quarter ended September 30, 2005. The Company had a net loss of $147,445, or $0.00 per share, for the quarter ended September 30, 2005, as compared to a net loss of $224,622, or $(0.01) per share for the quarter ended September 30, 2004.

         The Company's revenues during 2005 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2005.

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         The Company generated no revenues during the nine months ended September 30, 2005 and September 30, 2004. The Company focused its efforts during the nine months ended September 30, 2005 on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the nine months ended September 30, 2005 was $406,641 compared to $350,123 during the comparable period for 2004. This increase in operating expenses was primarily attributable to increased management fees of $148,156 to Myriad-Golf for the nine months ended September 30, 2005 compared to $65,403 during the comparable period for 2004, which was partially offset by reduced charges for stock issued for services and reduced professional fees during the nine months ended September 30, 2005. The Company also incurred interest expense of $35,332 and expenses of $80,175 representing equity in the losses of Myriad-Tunica during the nine months ended September 30, 2005. The Company had a net loss of $522,148, or $(0.01) per share, for the nine months ended September 30, 2005, as compared to a net loss of $444,717, or $(0.02) per share, for the nine months ended September 30, 2004.

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

         The Company's working capital was $894,400 as of September 30, 2005 compared to $635,524 as of September 30, 2004. This deficit was attributable to accounts payable, accrued liabilities, amounts due a related party (Myriad
Golf), accrued interest and short-term borrowings. At September 30, 2005, the Company had cash of $780.

         The Company has historically derived its cash from operations and the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of September 30, 2005, the Company had $23,257 outstanding on this credit facility, bearing interest at a rate of 10.99%. During the nine months ended September 30, 2005, due to decreased cash flows from operations and depletion of all cash reserves, we relied on support in the aggregate amount of $109,308 from a related party (Myriad-Golf) which provided funding in order for the Company to remain current on paying normal expenses.

         Net cash used in investing activities was $300,614 during the nine months ended September 30, 2005, as compared to $69,794 for the comparable period during 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 was $303,412, consisting primarily of $201,400 derived from the sale of stock and $109,308 in net borrowings from a related party (Myriad-Golf), which were partially offset by the repayment of short-term borrowings in the amount of $7,296, as compared to net cash provided by financing activities of $68,070 during the nine months ended September 30, 2004.

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

INCOME TAXES

         At September 30, 2005, the Company has net operating loss carryforwards estimated to be approximately $1.8 million for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2004 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no matters during this reporting period that requires disclosure under this item.

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

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)

32.1              Certifications Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K relating to the quarter ended September 30, 2005.

                  There were no reports on Form 8-K filed during the quarter ended September 30, 2005.

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

Date: November 18, 2005.

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-QSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)

32.1              Certifications Pursuant to 18 U.S.C. Section 1350