Form 10KSB
period 2005-12-31
Myriad Entertainment & Resorts, Inc.
filed 2006-03-31
CIK 1042501

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

For the fiscal year ended December 31, 2005

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

         The aggregate market value of the common stock held by nonaffiliates, based upon the average bid and asked prices of the Issuer's common stock on March 20, 2006 was $18,245,847. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 20, 2006, was 41,816,334.

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

GENERAL

         Myriad Entertainment & Resorts, Inc. (referred to as Myriad, the Company, we, us and our throughout this document) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts. As of March 20, 2006, we owned, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). For purposes of this document, unless otherwise indicated, references to us also include our various subsidiaries. However, we and each of our subsidiaries are careful to maintain separate legal existence, and general references to us should not be interpreted in any way to reduce the legal distinctions and separateness between subsidiaries or between us and our subsidiaries.

         Our operations are intended to be organized into two principal business segments: (1) destination experience resorts such as the Myriad-Tunica project, and (2) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services. The Company's immediate business objective is to implement the business plan of Myriad-Tunica. Our primary sources of revenue are anticipated to be gaming, hospitality and themed experience revenues in connection with the operations of the Myriad-Tunica project, and membership dues, membership fees and deposits, food and beverage operations, and golf operations through our contemplated country club and golf facilities.

         Throughout Item 1 of this document, financial and property information reflects consolidated totals.

OPERATIONS

BACKGROUND AND PHILOSOPHY
-------------------------

         Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, with Scott Hawrelechko, our Chairman and Chief Executive Officer, Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica. Myriad-Tunica is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

         Mr. Hawrelechko acquired control of the Company on the belief that the Company offers the opportunity to use a series of private equity and debt financings to build and develop destination experience resorts, including Myriad-Tunica LLC. In addition, Mr. Hawrelechko believes that private clubs represent a significant business opportunity for a company that could combine professional development and management skills with the dedication to personal service necessary to attract and retain members. This commitment to professionalism and personal service is reflected in our member-oriented philosophy: create lasting value for members, guests, employees and financial partners by delivering personalized service and experiences that facilitate life-enhancing relationships, achieve world class results and create pride in belonging.

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

         We have focused on assembling and maintaining an experienced management team. Myriad-Tunica has entered into management relationships with individuals and entities that possess significant amounts of gaming and hospitality industry experience. We will continue to attempt to attract and retain qualified, dedicated managers for Myriad-Tunica and our contemplated resort club operations. Senior management believes that our success depends greatly upon the motivation, training and experience of our employees.

NATURE OF OPERATIONS
--------------------

         We anticipate operating destination experience resorts and resort country club and golf facilities through sole ownership, partial ownership such as Myriad-Tunica, and management agreements. In addition, we anticipate performing various corporate services internally and for managed properties and, to a lesser extent, develop and sell real estate adjacent to our facilities.

         The success of our country club operations will be dependent on our ability to attract new members, retain members of existing clubs that we intend to manage and/or acquire, and maintain or increase levels of club usage by members and guests at clubs that we intend to manage and/or acquire. Although we plan to devote significant resources to promote our facilities and services, many of the factors affecting club membership and usage are beyond our control. Local and federal government laws, including income tax regulations applicable to us and our club members and guests, can adversely influence membership activity. Changes in consumer tastes and preferences, local, regional and national economic conditions, including levels of disposable income, weather and demographic trends can also have an adverse impact on club membership and usage.

MYRIAD-TUNICA - PROJECT OVERVIEW
--------------------------------

         The Company's immediate business objective is to implement the business plan of Myriad-Tunica. Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations.

         The Myriad-Tunica is intended to be a multi-attraction themed resort designed to be an International destination, including a cable supported structure covering its 18-hole golf course permitting play on a 24/7 basis. The Myriad-Tunica Project will emphasize the spirit and history of Mississippi and the Mississippi River -- the Heartland of America -- a story that will intrigue the mind of the global guest seeking travel and leisure. The Myriad-Tunica Project will be situated on 540 acres along the Mississippi River in Tunica County, Mississippi for year-round enjoyment of the following resort attractions:

         -    80,000 sq. ft. casino
         -    1,200 room 4-star hotel
         -    375,000 sq. ft. convention center
         - 250,000 sq. ft. of retail (Phase 1); 750,000 sq. ft. for total build out.
         -    18-hole golf course (7,205 yards)
         -    2,500-seat venue
         -    Luxury Spa
         -    Water Park
         -    Snow Park (called The Snow Globe)

         In addition to the features listed above, the Myriad-Tunica Project may include an ice venue with various trails and skating rinks; another water venue with aquariums and lagoons, and a 450 ft. high observation wheel called "The Mississippi Eye". Additional entertainment venues such as Lucid, a three-level multimedia night club, music amphitheaters, a 10,000-seat arena with regular and premium seating options will be included as well as various thematic designs throughout the property.

         The different elements of the Myriad-Tunica Project will be linked by an indoor waterway transportation system and an elevated people-mover ground transportation system. Other infrastructure requirements will be supported by applying state-of-the-art technology such as solar power, climate control and air-filtration technologies, and security and maintenance technologies.

         The Myriad-Tunica Project also has expansion space available for the development of vacation villas along the golf course. This project, the most ambitious resort development planned for Tunica County, would target a broad spectrum of visitors, including:

         -    Casino players
         -    Families
         - Conventions, exhibitions and trade shows (particularly botanical shows)
         -    Golf enthusiasts

         The Myriad-Tunica project is estimated to cost approximately $1.9 billion to complete and construction is scheduled to commence in 2006. While our strategy is to participate as a part owner of Myriad-Tunica and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad-Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals.

         CONSTRUCTION MANAGEMENT. Mr. Hawrelechko, our Chairman and Chief Executive Officer and the Manager of Myriad-Tunica, has informed the Company that construction management for the Myriad-Tunica project will be undertaken by HDC & Associates, a Georgia limited liability company. HDC presently has $5.3 billion in active projects worldwide, including the following current clients/projects/brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Loews, Westin, Four Seasons and Wydham. Dale Cheek, a Company director, has served as President of HDC & Associates since 1992.

         We have been informed by Myriad-Tunica that although it has determined the overall scope and general design of the Myriad-Tunica project, not all of the detailed plans and specifications have been finalized. The Company has been further informed by Myriad-Tunica that when it finalizes its plans and specifications in the future, it may discover that it needs to obtain additional funding, which may not be available on satisfactory terms or at all, or that it may choose to reduce the scope of the work and design components to reduce the costs of constructing the project. Any such reduction in scope may affect our business, financial condition and results of operations. In addition, there are significant risks associated with major construction projects that may prevent the completion of the Myriad-Tunica project on budget and on schedule, including shortages of materials and skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases, and unavailability of construction equipment.

         CASINO MANAGEMENT. Mr. Hawrelechko, our Chairman and Chief Executive Officer and Manager of Myriad-Tunica, has informed the Company that casino management for the Myriad-Tunica project will be undertaken by Casinos, Hotel and Resorts, LLC, a company controlled by W. Dan Reichartz. Mr. Reichartz has more than 30 years of hotel and casino management experience, having served as President and Chief Operating Officer of Caesars Place Hotel and Casino, Las Vegas, Nevada, from 1986-1996, and previously as the Vice President and General Manager of the Waldorf-Astoria Hotel in New York.

         HOTEL MANAGEMENT. Mr. Hawrelechko, our Chairman and Chief Executive Officer and Manager of Myriad-Tunica, has informed the Company that hotel and conference facility management for the Myriad-Tunica project will be undertaken by Tunica Hotels and Resorts LLC, a company controlled by Jack Vaughn. Mr. Vaughn's current position is Chairman Emeritus and Senior Advisor of the Opryland Hospitality Group, which includes Opryland Hotel, Opryland International Travel, General Jackson Showboat, the Opryland River Taxis, the Music City Queen, Grand Ole Opry Tours, the Springhouse Golf Club, KOA Campgrounds, the Wildhorse Saloon, Opryland Texas and Opryland Florida. Mr. Vaughn was the General Manager of the Opryland Nashville Hotel for more than 20 years, and previously served in various executive management positions with the Westin Hotel chain.

         PROJECT SITE. The Myriad-Tunica project is located on Perry Road and Indian Mound Road at the northwest quadrant of Tunica County. Tunica County, Mississippi is located 35 miles south of Memphis, Tennessee, near the intersections of Interstate 40 and Interstate 55 and in close proximity to Memphis International Airport. Tunica County, with an area of 460 square miles is located 431 miles from Atlanta, Georgia, 569 miles form Chicago, Illinois, 475 miles from Dallas, Texas, and 417 miles from New Orleans, Louisiana. Interstate 69, which runs from Canada to the Gulf of Mexico, which is currently under construction, will pass within 4 miles of the Myriad-Tunica project.

         The Tunica Airport runway was lengthened to 5,500 feet in the Fall 2004 granting access to corporate and regional aircraft. A $40 million Phase II expansion plan, to further lengthen the Tunica Airport runway to 8,000 feet and to construct a new 40,000 square foot terminal building, will be completed in 2006. The Tunica Airport is currently accessed by Lear Jets and Twins. Completion of the expansion will permit jet charters and commercial jets to land, and the Company has been informed that Tunica County is in discussions with three major airlines to service the Tunica Airport with scheduled commercial flights. On March 22, 2006, the Clarion-Ledger reported that Pan Am Clipper Connection will offer scheduled flights between Tunica and Atlanta, Georgia three days a week starting May 2, 2006.

         In addition to the completion of Interstate 69 and the anticipated improvements to the Tunica Airport, the Company has been informed that plans are being considered to construct a NASCAR-style racetrack at a site within five minutes of the Myriad-Tunica project location.

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

         Feasibility Study. In January 2003, Myriad Golf Resort, Inc., a Company affiliate based in Edmonton, Alberta, Canada, engaged Land and Leisure Inc., an economic consulting firm to the leisure, retail and hospitality industries (with experience in the Mississippi financial community) to conduct a first phase feasibility study for the entertainment component of the Myriad-Tunica project. Land and Leisure, Inc. identified the following observations:

         " ... the Mississippi Gaming Commission has recently begun to publish data for the Mississippi River counties and have separated the data into the North River Region and the South River Region. The North River Region is essentially the Tunica casinos with the addition of one casino in Lula. The South River Region includes casinos in Vicksburg, Greenville and Natchez. The total gaming revenues in the North River Region, essentially Tunica, remain strong totaling approximately $1,481,685,000 in 2003 or 79 percent of the total for the Mississippi River counties and 44 percent of the state total ..."

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

         In 2004, Mr. Hawrelechko, the Company's Chairman and Chief Executive Officer, acquired the limited exclusive right (exclusivity for the States of Mississippi and Louisiana) for a fully automated people transport system from a Dutch company - "2getthere". The initial phase of this dual track driverless transportation system is contemplated to connect all major venues adjacent to the Myriad-Tunica project. Later phases are anticipated to connect all major tourist attractions in the County of Tunica. The County of Tunica has agreed to consider financing the costs of constructing and operating the transportation system through the creation of a public tax district. Management believes that the availability of an efficient transportation system will be an added incentive for tourists to visit the region as they tour multiple venues in addition to the Myriad-Tunica project.

         REGULATORY APPROVALS.

         APPROVED. On March 16, 2006, the Mississippi Gaming Commission approved the revised gaming site and site development plan of the Myriad-Tunica project for 24 months, renewing the approval originally granted to Myriad-Tunica in June 2004. Although the Mississippi Gaming Commission's site approval applies only to the casino facility Myriad-Tunica intends to operate, the site development plans and drawings approved by the Commission depict five additional casino sites to accommodate casino vessels and hotels. Any such additional casino developments would require Mississippi Gaming Commission approval before construction could begin. On April 21, 2005, the Mississippi Development Authority granted approval to Myriad-Tunica for participation in the Mississippi Tourism Incentive Program and awarded it a Mississippi Tourism Incentive Certificate (TP-016) making it eligible to receive up to $290,950,000 of sales tax rebates, effective during the first ten years of operation, collected from revenues generated from family-oriented operation of its proposed resort development. The amount awarded was based on a formula that qualified 35% of the capital invested in family-oriented components of the resort to be eligible for rebate. On July 8, 2004, the Board of Supervisors of Tunica County, Mississippi, approved an easement for the Myriad-Tunica project, which permits a roadway to be constructed through the property leading to the resort entrance. Previously, in April 2003, the County of Tunica issued a support letter offering appropriate tax incentive and the use of revenue bonds to help Myriad-Tunica to secure the most attractive tax-exempt financing facility. Additionally, the County of Tunica stated that it would consider providing other forms of financial assistance such as allowable development cost offsets for roads and easements, infrastructure savings and any applicable county or State tax abatement programs.

         PENDING. Notwithstanding such approvals, the Mississippi Gaming Commission may impose unanticipated requirements regarding the licensing of owners and managers of the casino to be constructed as part of the Myriad-Tunica project. The opening and operation of the casino will be contingent upon Myriad-Tunica's receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a casino facility are extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the Myriad-Tunica project or otherwise affect the design and features of the Myriad-Tunica project. We have been informed that Myriad-Tunica does not currently hold any state and local licenses necessary to conduct the planned gaming operations in Tunica and we cannot be certain that Myriad-Tunica will obtain, or on a timely basis, all required licenses. Failure to obtain or maintain any of the required licenses could significantly impair our financial position and results of operations. The Mississippi Gaming Commission may, in its discretion, require certain individuals to file applications, be investigated and be found suitable in connection with the operations of the casino. We have been informed that Myriad-Tunica is satisfied that the engagement of Casino, Hotel and Resorts, LLC to manage the casino is suitable to hold a gaming license in Mississippi, but have not received any confirmation from the Mississippi Gaming Commission. If the Mississippi Gaming Commission determines that a person is unsuitable to hold a gaming license, the Company understands that Myriad-Tunica would be required to acquire and/or reacquire such interests. Additionally, Mississippi regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in gaming operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted, or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Further, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to the gaming business or a violation of any current or future laws or regulations applicable to the gaming business or gaming license could require substantial expenditures or could otherwise negatively affect our business, financial condition and results of operations. The Mississippi Gaming Commission also could take disciplinary action against Myriad-Tunica which could result in the limitation, conditioning, suspension or revocation of any approvals held by Myriad-Tunica and/or the imposition of a significant monetary fine against Tunica LLC. Any such disciplinary action could significantly impair our operations.

         Several permits (collectively, "entitlements") are required to be satisfied to enable the Myriad-Tunica project to proceed with construction. Tunica LLC has engaged Allen & Hoshall of Memphis, Tennessee, as its engineering consultant to assist its efforts to obtain the entitlements, including permits that pertain to navigation and wetlands issues on the Mississippi River and tributaries, permits from the Yazoo-Mississippi Delta Levee Board, permits from the State of Mississippi Department of Archives and History, Tunica County building permits, State of Mississippi Department of Environmental Quality permits, State of Mississippi Board of Health approval, and clearances from the United States Environmental Protection Agency and Department of Agriculture.

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

OTHER OPERATIONS AND SERVICES
-----------------------------

         REAL ESTATE OPERATIONS. The Company is contemplating establishing programs to sell fractional ownership interests at selected properties through an "owners club" program and develop and sell residential real estate adjacent to our contemplated acquisitions of golf facilities. Given our strategic initiative to focus on the Myriad-Tunica project, we do not expect to significantly expand our real estate operations in the near future.

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

SALES AND MARKETING
-------------------

         We contemplate owning and operating a diverse base of country clubs and resorts in addition to the Myriad-Tunica project. Based on the specific attributes of each club and its local market, we will attempt to position our golf and resort clubs, from the premium-end to the entry level of the specific market segments in which they compete, making the club experience available to a variety of target demographics. Our resorts will be positioned as "one of a kind" properties with a broad range of activities and services.

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

         We believe there will be significant opportunities to increase revenues by marketing our interrelated products and services to our customer base. We will seek to develop and accentuate the unique aspects of our resorts, like the contemplated Myriad-Tunica project, and country clubs, in order to attract repeat customers, encourage group guests to return individually and increase rates charged for our services and amenities. In addition, to promote our facilities, we plan on publishing a magazine, focusing on golf, travel, food, wine, recreation and other aspects of the "private club experience."

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

COMPETITION
-----------

         We operate in a highly competitive industry and our casinos, resorts and clubs will compete primarily on the basis of management expertise, reputation, featured facilities, quality and breadth of services and price. With respect to the contemplated Myriad-Tunica project, we will compete on a national and international level with numerous gaming, hotel and resort companies. Competition in this part of the industry is intense and there can be no assurance that such competition will not adversely affect revenues, costs or operating income of our resorts. Our country club and golf facilities will compete on a local and regional level with other country club and golf facilities. The level of competition in these lines of business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a material adverse effect on our results from that region. Our results of operations also could be affected by a number of additional competitive factors, including the availability of, and demand for, alternative forms of recreation.

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

         Throughout the 1990s and in 2000, there was a substantial increase in the development of public golf facilities in the U.S. Competition in this market has intensified and the increase in availability of daily fee courses has adversely affected demand in portions of the semi-private and private club market. According to the National Golf Foundation, the growth in supply of available golf courses, fueled by the daily fee market, has outpaced growth in the number of golfers in recent years. Although new course construction declined in 2002 and 2003 due to the slowdown in the U.S. economy and the acknowledgement of overbuilding in certain markets, a resurgence in development activity or additional decreases in the average number of golfers per course could adversely affect our business and results of operations. Conversely, this period of overbuilding could eventually benefit us in the long run, as companies with less financial resources and management experience may be forced to sell their properties at discounted values.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OF OUR EXPECTED
---------------------------------------------------------------------------
COUNTRY CLUBS AND GOLF FACILITIES
---------------------------------

         We intend to identify under-performing country clubs and golf facilities that may benefit from our anticipated management expertise. In connection with implementing that strategy, our success will depend on our ability to attract and retain members at such clubs and maintain or increase usage of such facilities. We anticipate that we will experience varying levels of membership enrollment and attrition rates and, in certain areas, decreased levels of usage of such facilities. Although we intend to devote substantial efforts to ensuring that members and guests are satisfied, many of the factors affecting club membership and facility usage will be beyond our control and there can be no assurance that we will be able to maintain or increase membership or facility usage. Significant periods where attrition rates exceed enrollment rates, or where facilities usage is low would have a material adverse effect on our business, operating results and financial position.

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

EMPLOYEES

         As of March 15, 2006, we employed no employees. Scott Hawrelechko, our Chairman and Chief Executive Officer, provides certain management, accounting and administrative functions pending implementation of our business strategy. In addition, we and/or our affiliates, have entered into independent contractor relationships with persons and entities to facilitate the development of the Myriad-Tunica project and the implementation of our strategy. The success of our business is dependent in part on our ability to attract and retain experienced management and other employees on economic terms. We believe that our employees will represent an important asset; however, we will position ourselves to the extent possible so that we are not dependent upon any single employee, or a small group of employees, whose loss would have a material adverse effect on us. Although we believe that our labor relations will be good, increased labor and benefit costs or deterioration in our labor relations could adversely affect our operating results.

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


ITEM 2. DESCRIPTION OF PROPERTIES

         Our corporate headquarters are located in Edmonton, Alberta, Canada. Our offices are currently provided on a cost allocated basis by a Company affiliate, Myriad Golf Resorts, Inc., also controlled by Scott Hawrelechko, our Chairman and Chief Executive Officer. We believe that our current facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available at competitive local rental rates if necessary. At such time as construction of the Myriad-Tunica project commences, which is anticipated to occur during 2006, we anticipate that a Company affiliate will provide suitable on-site facilities for the Company. No real property is owned directly by the Company. We have an undivided interest in the Myriad-Tunica project through our thirty-three percent (33%) interest in Myriad-Tunica.

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

         In addition to the Myriad-Tunica project, we presently anticipate that a significant portion of our properties will be located in the United States, Canada, and other strategic locations throughout the world. Due to our contemplated concentration of facilities in certain of these markets, our operating and financial performance will be subject to the regional weather patterns and changes in economic conditions in these areas.


ITEM 3. LEGAL PROCEEDINGS

         On October 1, 2002, we entered into an agreement and mutual general release with Charles R. Cronin, Jr., a former Executive Vice President and Director of the Company. Pursuant to the terms of the agreement, we agreed to sell, transfer and convey to Mr. Cronin all the assets acquired by the Company pursuant to the Agreement and Plan of Merger dated as of October 16, 2001, among Convert-Tech, Inc., Infinity Technology Solutions, Inc., and the Company, and to pay Mr. Cronin the sum of $250,000 not later than March 31, 2003, subject to acceleration in case the Company secures certain financing. As of this date, we have been unable to repay this obligation to Mr. Cronin. Mr. Cronin has agreed to release the Company of this obligation to the extent that certain funds are paid by a third party in connection with its exercise of options to acquire shares of Company Common Stock currently held by Mr. Cronin and his affiliates.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock generally trades on the OTC Bulletin Board system under the symbol "MYRA." We learned on or about January 17, 2005 that our prior auditor was not registered with the Public Company Accounting Oversight Board since October 22, 2004. For the period from February 7, 2005 to March 3, 2006, our stock was listed on the Pink Sheets under the stock ticker symbol "MYRA.PK." Our common stock resumed trading on the OTC Bulletin Board effective March 3, 2006 under the symbol "MYRA."

         The following table sets forth the range of reported closing bid prices of our Company's common stock during the periods indicated. Such prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The historical quote information set forth below was obtained from information compiled by BigCharts.com.

                         2004
                         ----
                   High        Low
                   ----        ---

1st Quarter        0.35        0.05
2nd Quarter        0.45        0.17
3rd Quarter        0.46        0.15
4th Quarter        1.25        0.15

                        2005
                        ----
                   High        Low
                   ----        ---

1st Quarter        0.50        0.15
2nd Quarter        0.35        0.10
3rd Quarter        0.40        0.10
4th Quarter        0.30        0.15

                        2006
                        ----
                   High        Low
                   ----        ---

1st Quarter
(through March
 28, 2006          1.00        0.16


HOLDERS OF COMMON STOCK

         As of December 22, 2005 there were approximately 442 recordholders of the Company's common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

TRANSFER AGENT

         The transfer agent and registrar for the Company's Common Stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2005, we made stock grants to vendors for services totaling 355,000 common shares. The total compensation cost for these stock grants was $106,500, which we recorded in our consolidated statement of operations. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the provisions of Section 4(2) of the Securities Act.

         On November 10, 2005, we accepted that certain Securities Purchase Agreement dated as of August 12, 2005, executed by one natural person accredited investor resident in Alberta, Canada, pursuant to which we issued and sold 100,000 Shares of our common stock to such investor for an aggregate purchase price of USD$20,000, or USD$.20 per share. The price per Share represented 100% of the closing price of our common stock on November 10, 2005. We offered and sold the Shares without registration under the Securities Act to Investor in reliance upon the exemption provided by Regulation S thereunder.

         During December 2005, we accepted subscriptions from three accredited investors resident in the provinces of Alberta and British Columbia, Canada, pursuant to which we issued and sold 833,334 Shares of our common stock to such investors for an aggregate purchase price of USD$250,000, or USD$.30 per share. We offered and sold the Shares without registration under the Securities Act to such investors in reliance upon the exemption provided by Regulation S thereunder.

         On February 4, 2006, we accepted subscriptions from six accredited investors resident in the province of Alberta, Canada, pursuant to which we issued and sold 433,334 Shares of our common stock to such investors for an aggregate purchase price of USD$130,000, or USD$.30 per share. We offered and sold the Shares without registration under the Securities Act to such investors in reliance upon the exemption provided by Regulation S thereunder.

         On March 20, 2006, we accepted subscriptions from fourteen accredited investors resident in the provinces of Canada, pursuant to which we issued and sold 687,000 Shares of our common stock to such investors for an aggregate purchase price of USD$206,100, or USD$.30 per share. We offered and sold the Shares without registration under the Securities Act to such investors in reliance upon the exemption provided by Regulation S thereunder.

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

PLAN OF OPERATIONS

         Our plan of operations for the next 12 months is to implement our business plan as described in this Quarterly Report; namely, to capitalize on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through the creation of unique, world-class travel and leisure experiences. We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties and country club and golf facilities. Our operations are intended to be organized into two principal business segments: (i) destination experience resorts such as the anticipated Myriad-Tunica project (described below), and (ii) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services.

         We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, Mr. Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed championship golf complex in Tunica County, Mississippi. It is planned that the themed Myriad Botanical Resort will include the world's first indoor championship golf course within a 155-acre, climate-controlled enclosure, in addition to a 1,200-room hotel, convention center, casino, family water play park, retail entertainment and world-class gardens. The project is estimated to cost $1.9 billion to complete and construction is anticipated to commence in 2006. We plan to build and develop resort developments using a series of private equity and debt financings, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.

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

         OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

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

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

OVERVIEW

GENERAL
-------

         We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties and country club and golf facilities. Our operations are intended to be organized into two principal business segments:
(1) destination experience resorts such as the Myriad-Tunica project, and (2) country clubs, casinos, hotels, resort amenities and facilities. Other operations that will not be assigned to a principal business segment are intended to include real estate operations and corporate services.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, our independent public accountants accounted for the equity investment in Myriad-Tunica at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Subsequent to the investment, we have recognized our pro rata portion of the losses incurred by Myriad-Tunica. At December 31, 2005, this investment has been reduced to aero.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         The Company generated no revenues during the years ended December 31, 2005 and 2004. Since closing the change in control transaction in July 2004, pursuant to which we issued 22,000,000 shares of our common stock to Scott Hawrelechko in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica. Myriad-Tunica is currently engaged in the very early stages of development of a planned 540-acre resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

         The Company's operating expenses for the fiscal year ended December 31, 2005 was $503,573 compared to $448,952 during the comparable period for 2004. This increase in operating expenses was primarily attributable to an increase in professional fees and management fees to a related party, which was partially offset by a reduction in the value of stock issued for services and reduced insurance costs. The Company also incurred interest expense of $48,144 and expenses of $87,967 representing equity in the losses of Myriad-Tunica during the year ended December 31, 2005, compared to interest expense of $92,801 and expenses of $112,034 representing equity in the losses of Myriad-tunica during the year ended December 31, 2004. The Company had a net loss of $639,729, or $(0.02) per share, for the fiscal year ended December 31, 2005, as compared to a net loss of $629,496, or $(0.02) per share, for the fiscal year ended December 31, 2004.

         The Company's revenues during 2006 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2006.

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

         The Company's working capital was $(734,690) as of December 31, 2005 compared to $(758,809) as of December 31, 2004. This deficit was primarily attributable to an increase in accounts payable, accrued interest and amounts payable to Myriad-Golf, and partially offset by stock sales to accredited investors during 2005. At December 31, 2005, the Company had cash of $68,894.

         The Company has historically derived its cash from operations and the sale of shares. In December 2003, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2005, the Company had $21,890 outstanding on this credit facility, bearing interest at a rate of 13.24%.

         Net cash used in investing activities was $2,018 during the year ended December 31, 2005, as compared to none for the comparable period during 2004. Net cash provided by financing activities during the year ended December 31, 2005, was $477,829, consisting primarily of $471,400 derived from the sale of stock and $15,092 in net borrowings from a related party (Myriad-Golf), which were partially offset by the repayment of short-term borrowings in the amount of $8,663, as compared to net cash provided by financing activities of $168,594 during the comparable period during 2004.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

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

         No change in accountants has occurred and no disagreements have occurred.

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

CHANGES IN INTERNAL CONTROLS
----------------------------

         There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Name                                  Age                   Position
----                                  ---                  --------
Scott Hawrelechko                      42          Chairman, President, Chief Executive
Officer, Secretary,                                Chief Financial Officer and Director

Dr. Robert S. Ross                     85          Director

Dale Cheek                             52          Director

--------------------

         SCOTT HAWRELECHKO has served as our President, Chief Executive Officer, Secretary and Chief Financial Officer and a Director effective with the closing of the change in control transaction on July 6, 2004. Mr. Hawrelechko currently serves as the Manager of Myriad-Tunica, and as the President and Chief Executive Officer of Myriad Golf Resort, Inc. Mr. Hawrelechko has more than 20+ years experience in the commercial contracting business as owner operator. In addition to his construction management expertise, Mr. Hawrelechko has been involved in construction and restaurant ventures, a marketing association and authored a book on marketing innovative ideas. Mr. Hawrelechko is an avid golfer and sportsman.

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

         DALE CHEEK has served as a Director effective with the closing of the change in control transaction on July 6, 2004. Mr. Cheek has served as President of HDC & Associates since 1992, and has more than 30 years experience in the construction industry and project development services. HDC specializes in providing services for project predevelopment through final construction and currently has $5.3 billion in active projects, which include the following clients, projects and brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Gaylord Hotels, Opryland, Ritz Carlton Hotels, Universal Studios, Hard Rock Hotels, Loews Hotels, Westin Hotels, Four Seasons Hotels and Wyndham Hotels. Recent and current projects are in progress throughout the United States, San Juan, Puerto Rico, Manila, Philippines, Osaka, Japan, Grand Cayman, BWI, Dublin, Ireland, and Bahamas. Mr. Cheek graduated from the Georgia Institute of Technology in 1971.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of such forms furnished to the Company and its records, the Company believes that during the last fiscal year, Mr. Hawrelechko filed four late reports on SEC Form 4, and that none of our officers, directors and greater than 10-percent beneficial owners was required to file a Form 5 since all reportable transactions and holdings were previously reported.

CODE OF ETHICS

         We have not yet adopted a Code of Ethics for our senior management pursuant to the requirements of the Sarbanes-Oxley Act of 2003 and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by the Company during 2003, 2004 and 2005, to those persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer) whose annual compensation exceeded $100,000.

Name and Principal                                                Annual
Position                                Year                   Compensation
-------------------------               ----                   ------------
Scott Hawrelechko (1)                   2005                     $      0
Chairman, President, Chief Executive    2004                     $      0
Officer, Chief Financial Officer

Eli Dabich, Jr.(2)                      2004                     $      0
Former Chairman and President           2003                     $      0

Jeanette Tebrich Smith (2)              2004                     $      0
Executive Vice President                2003                     $      0
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

         There were no option grants to Mr. Hawrelechko during 2005. Effective with the closing of the change in control transaction involving the issuance of 22,000,000 shares of the Company's Common Stock to Mr. Hawrelechko, all options previously granted to Mr. Dabich and Ms. Smith were cancelled. Accordingly, we have not included any further information regarding individual grants of stock options during fiscal 2004 and 2005 to each of the named executive officers.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS:

BOARD OF DIRECTORS

         During the year ended December 31, 2005, there were no formal meetings of the Company's Board of Directors. Other actions in 2005 were conducted by means of unanimous written consents on 19 separate instances. In order to facilitate the various functions of the Board of Directors, the Board of Directors has created an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the entire Board of Directors. Each director attended all meetings of the Board (or executed written consents in lieu thereof) and the committee on which he or she was/is a member during 2004 and 2005.

AUDIT COMMITTEE

         The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company's independent auditors and makes recommendations to the Board with respect to these and related matters. The sole current member of the Audit Committee is Scott Hawrelechko. We do not believe that Mr. Hawrelechko satisfies the requirements to be considered a "audit committee financial expert" pursuant to Item 401(e) of Regulation S-B. None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE

         The Compensation Committee makes decisions as to the compensation and benefits of the Company's officers and key employees when such decisions are not made by the Board. The sole current member of the Compensation Committee is Scott Hawrelechko. The Compensation Committee did not formally meet during 2004 or 2005.

DIRECTOR COMPENSATION

         Directors who are also employees and/or officers of the Company do not receive any additional compensation in connection with their service on the Company's Board of Directors or committees of the Board of Directors. In addition, the Company currently does not have any specific compensation arrangement to pay non-employee Directors for service on the Company's Board of Directors although the Company anticipates that it may develop such a program in the future consisting of cash, stock, and/or a combination of cash and stock, to compensate non-employee Directors for attending meetings of the Board and/or committees of the Board in person and/or telephonically.

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

STOCK PLANS

         2000 Incentive Stock Plan. Our 2000 stock plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 2000 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 2000 stock plan in December 2000 and our stockholders adopted the 2000 stock plan in July 2005. Unless terminated earlier by the board of directors, the 2000 stock plan will terminate in December 2010.

         As of December 31, 2005, there were no options to purchase shares of common stock outstanding. No shares had been issued upon exercise of outstanding options, and 5,000,000 shares remain available for future grant under the 2000 stock plan.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 20, 2006 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2006, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 41,816,334 shares of common stock outstanding.

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

Name of Shareholder                 Number of Shares     Percent of Common Stock
-------------------                 ----------------     --------------------

Scott Hawrelechko                      15,963,131                  38.2%

Dr. Robert S. Ross                        100,000                    *

Dale Cheek                                100,000                    *

Eli Dabich, Jr.(1)                      2,739,319                   6.6

Jeanette T. Smith(2)                    2,476,564                   5.9

Charles R. Cronin, Jr.(3)               4,187,500                  10.0

Michael York (4)                        2,195,000                   5.2

Whitmore Trust (5)                      3,587,500                   8.6

All executive officers and directors   16,163,131                  38.7%
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

         (2) Includes 351,000 shares held for Ms. Smith's son of which Ms. Smith may be deemed to share voting and dispositive power. Ms. Smith disclaims beneficial ownership with respect to shares held for her son. Ms. Smith's address is 4711 Hillard Avenue, La Canada, California, 91011.

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

         (5) Includes options to purchase 3,587,500 shares immediately exercisable from Charles R. Cronin, Jr. and/or affiliates.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective with the closing of the change in control transaction on July 6, 2004, we issued to Mr. Hawrelechko 22,000,000 shares. Mr. Hawrelechko is our controlling shareholder by virtue of his direct shareholdings and his power to vote and dispose of his shares. In addition, Mr. Hawrelechko is the Manager of, and the owner of a sixty-six percent (66%) interest in, Myriad-Tunica, and is the President and Chief Executive Officer of Myriad Golf Resort, Inc., a Alberta, Canada corporation that has funded approximately $2,000,000 in pre-development costs associated with the Myriad-Tunica project. Mr. Hawrelechko is accountable to the Company as a fiduciary and, consequently, must exercise good faith and integrity in handling the business of the Company. Nevertheless, in the conduct of the Company's business, actual or potential conflicts of interest may arise between and among the interests of the Company, Myriad-Tunica and Myriad Golf Resort, Inc. ("Myriad-Golf"). Because the Company is controlled by and will be operated by Mr. Hawrelechko, these conflicts will not be resolved through arm's-length negotiations, but rather through the exercise of Mr. Hawrelechko's judgment consistent with his fiduciary duties to the Company.

         Myriad Golf Resort, Inc., a Alberta, Canada corporation ("Myriad Golf"), and an affiliate of Mr. Hawrelechko, entered into a Consulting Services Agreement with Whitfield & Associates, LLC providing for the payment of the principal sum of $400,000 over a three-year term commencing December 2003 and certain other development fees, which agreement replaces an existing December 2002 contract between the parties, pursuant to which Myriad Golf has paid Whitfield the sum of $100,000. Myriad Golf engaged Whitfield to secure a land lease and the services of engineering, architectural, construction, marketing, entertainment, and other parties necessary to secure a development permit for the contemplated Myriad-Tunica project. Whitfield & Associates, LLC is an affiliate of the Whitmore Trust, the holder of options to acquire up to 3,587,500 shares of the Company's Common Stock from Mr. Cronin and/or affiliates.

         Environmental Structures Inc. (ESI) has conducted meetings with certain engineering and construction firms (including Allen & Hoshall and Hardaway Construction) related to climate-controlled environment dome fabrication, joining details of domes and the attachments of the domes to fixed structures (hotel, casino, convention center) for the contemplated Myriad-Tunica project. Dr. Ross, a Director of the Company, is the President of ESI.

         In January 2003, Myriad Golf entered into a Myriad-Tunica Management Agreement with HDC & Associates providing for payment of $20,000 monthly during the construction period of the contemplated Myriad-Tunica project. Mr. Cheek, a Director of the Company, is the President of HDC & Associates.

         Certain management fees are charged to the Company by Myriad-Golf for the Company's portion of salaries and other administrative, accounting and operating expenses paid by Myriad-Golf.

ITEM 13.   EXHIBITS.

         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-12.

         (b) Reports on Form 8-K.

         During the last quarter of the fiscal year ended December 31, 2005, we filed one report on Form 8-K dated November 30, 2005.

         (c) Exhibits

EXHIBIT
NUMBER      DESCRIPTION

21.1     List of Subsidiaries
31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14
         and 15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         On January 19, 2005, we engaged Moore Stephens & Frost ("MSF") as our principal accountants to audit our annual financial statements for the fiscal year ended December 31, 2004. Subsequently, on February 22, 2005, we engaged MSF to reaudit our annual financial statements for the fiscal year ended December 31, 2003 and to perform review procedures to our 2004 quarterly financial statements after learning that our prior auditor had not been registered with the Public Company Accounting Oversight Board.

         The following table represents fees billed for professional audit services rendered by MSF for the audits of the Company's annual financial statements for the years ended December 31, 2005 and December 31, 2004.

                                       2005               2004
                                     --------           --------
Audit fees (1)                       $ 46,000           $ 47,000
Audit related fees (2)               $ 16,600                 --
Tax fees (3)                               --                 --
All other fees (4)                         --                 --

 ____________

   (1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as quarterly reviews.

   (2) Audit related fees consisted principally of assistance with research and assistance with regulatory filings.

   (3) Moore Stephens Frost did not bill the Company for any tax services in calendar years 2005 and 2004.

   (4) Moore Stephens Frost did not bill the Company for any other services in calendar years 2005 and 2004.

         The engagement of MSF to render audit or non-audit services requires the prior approval of our Audit Committee and/or Board of Directors.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                                DECEMBER 31, 2005

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

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm............F-1

     Consolidated Balance Sheet.........................................F-2

     Consolidated Statement of Operations...............................F-3

     Consolidated Statement of Stockholders' Deficit....................F-4

     Consolidated Statement of Cash Flows...............................F-5

     Notes to Consolidated Financial Statements.......................F-6 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (formerly Synergy 2000, Inc., the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United
States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                    /s/ Moore Stephens Frost
                                                    -------------------------
                                                    Moore Stephens Frost
                                                    Certified Public Accountants


Little Rock, Arkansas
March 20, 2006

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005


                                     Assets
                                     ------

Current Assets
  Cash                                                              $    68,894
  Due from shareholder                                                   28,332
  Due from related party                                                 53,500
                                                                    -----------
Total current assets                                                    150,726
                                                                    -----------

Investment in Myriad World Resorts of Tunica, LLC                            --

Equipment                                                                 2,018
                                                                    -----------


Total assets                                                        $   152,744
                                                                    ===========


                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities
  Accounts payable                                                  $   463,933
  Accrued liabilities                                                    14,013
  Due to related party                                                  251,158
  Accrued interest                                                      134,422
  Short-term borrowings                                                  21,890
                                                                    -----------
Total current liabilities                                               885,416
                                                                    -----------

Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 40,702,467 shares                     40,702
  Additional paid-in capital                                          2,603,369
  Accumulated deficit                                                (3,376,743)
                                                                    -----------
Total stockholders' deficit                                            (732,672)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   152,744
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                    2005               2004
                                                 ------------      ------------
Operating revenues                               $         --      $         --
                                                 ------------      ------------

Operating expenses
    Stock issued for services                         106,500           129,000
    Professional fees                                 159,480           132,387
    Management fees - related party                   197,511           164,232
    Insurance                                              --            16,228
    Other expenses                                     40,082             7,105
                                                 ------------      ------------
Total operating expenses                              503,573           448,952
                                                 ------------      ------------

Net loss from operations                             (503,573)         (448,952)
                                                 ------------      ------------

Other income (expenses)
    Interest expense                                  (48,144)          (92,801)
    Equity in loss of Myriad - Tunica                 (87,966)         (112,034)
    Loss on disposal of equipment                          --            (3,035)
    Other                                                 (46)           27,326
                                                 ------------      ------------
Total other expenses                                 (136,156)         (180,544)
                                                 ------------      ------------

Net loss before income taxes                         (639,729)         (629,496)

Income tax benefit                                         --                --
                                                 ------------      ------------

Net loss                                         $   (639,729)     $   (629,496)
                                                 ============      ============

Net loss per common share:
    Basic                                        $      (0.02)     $      (0.02)
    Diluted                                      $      (0.02)     $      (0.02)

Weighted average shares outstanding:
    Basic                                          39,372,093        26,986,037
    Diluted                                        39,372,093        26,986,037


The accompanying notes are an integral part of these consolidated financial statements.

                             MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                        AND SUBSIDIARIES
                                  (FORMERLY SYNERGY 2000, INC.)

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                 Common Stock          Additional                     Total
                                          -------------------------     Paid-in     Accumulated   Stockholders'
                                             Shares       Amount        Capital       Deficit        Deficit
                                          -----------   -----------   -----------   -----------    -----------

Balance - January 1, 2004                  16,107,133   $    16,107   $ 1,494,414   $(2,107,518)   $  (596,997)

    Stock issued for interest in Myriad
      World Resorts of Tunica, LLC         22,000,000        22,000       178,000            --        200,000

    Stock issued for services rendered        300,000           300       128,700            --        129,000

    Management forgiveness of
      accrued but unpaid salaries                  --            --       226,650            --        226,650

    Net loss                                       --            --            --      (629,496)      (629,496)
                                          -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2004                38,407,133        38,407     2,027,764    (2,737,014)   $  (670,843)

    Stock issued for services rendered        355,000           355       106,145            --        106,500

    Stock issued                            1,940,334         1,940       469,460            --        471,400

    Net loss                                       --            --            --      (639,729)      (639,729)
                                          -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2005                40,702,467   $    40,702   $ 2,603,369   $(3,376,743)   $  (732,672)
                                          ===========   ===========   ===========   ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                               F-4

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                          2005           2004
                                                        ---------     ---------
Cash flows from operating activities
  Net loss                                              $(639,729)    $(629,496)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities
      Depreciation                                             --         1,584
      Equity in loss of Myriad - Tunica                    87,967       112,034
      Stock issued for services                           106,500       129,000
      Loss on disposal of fixed assets                         --         3,035
      Changes in operating assets and liabilities
        Due from shareholder                              (28,332)           --
        Accounts payable                                    7,857       120,429
        Accrued liabilities                                14,013            --
        Accrued interest                                   44,807        92,738
                                                        ---------     ---------
Net cash provided (used) by operating activities         (406,917)     (170,676)
                                                        ---------     ---------

Cash flows from investing activities
    Purchase of equipment                                  (2,018)           --
                                                        ---------     ---------
Net cash provided (used) by investing activities           (2,018)           --
                                                        ---------     ---------

Cash flows from financing activities
    Stock issued                                          471,400            --
    Repayments of short-term borrowings                    (8,663)      (13,972)
    Net borrowings from related party                      15,092       182,566
                                                        ---------     ---------
Net cash provided (used) by financing activities          477,829       168,594
                                                        ---------     ---------

Net increase (decrease) in cash                            68,894        (2,082)

Cash - beginning of year                                       --         2,082
                                                        ---------     ---------

Cash - end of year                                      $  68,894     $      --
                                                        =========     =========


Supplemental disclosure of cash flow information
------------------------------------------------
    Cash paid during the period for interest            $   3,337     $   3,186

Supplemental disclosure of non-cash activities
----------------------------------------------
    Additional paid-in capital provided from
          forgiveness of accrued salaries               $      --     $ 226,650


The accompanying notes are an integral part of these consolidated financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


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

     b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, Infinity Technology Solutions, Inc. and Statewide General Synergy S2K, Inc. The subsidiaries were all inactive for the years ended December 31, 2005 and 2004.

     c. CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had no cash equivalents.

     d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica. At December 31, 2005, this investment has been reduced to zero.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
     ------------------------------------------

     e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. Depreciation expense totaled $1,584 for the year ended December 31, 2004. There was not depreciation expense for the year ended December 31, 2005. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     f. REVENUE RECOGNITION - The Company did not earn any revenue during the years ended December 31, 2005 or 2004.

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

                           DECEMBER 31, 2005 AND 2004


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


2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC
     -------------------------------------------------

              On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and has been valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad - Tunica's planned development. The cost of these planning efforts has been paid by Myriad - Golf. Through December 31, 2005, certain direct and allocated expenses in the amount of $976,525 have been charged to Myriad - Tunica by Myriad - Golf. The Company has recognized their pro rata portion of the operating results of Myriad - Tunica, since the date of acquisition.

              Summarized financial data for the operations of Myriad - Tunica for the year ended December 31, 2005 are as follows:

                   Financial position
                       Total assets                                   $      --
                       Current liabilities                              976,525
                       Long-term debt                                        --
                       Net equity                                      (976,525)

                   Results of operations
                       Operating revenues                             $      --
                       Operating loss                                  (345,318)
                       Net loss                                        (345,318)

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


2.   INVESTMENT IN MYRIAD WORLD RESORTS OF TUNICA, LLC (CONT.)
     -------------------------------------------------

              The following table summarizes the status and results of the Company's investment in Myriad - Tunica as of December 31, 2005.


                   Beginning investment                               $ 200,000
                   Equity in losses                                    (200,000)
                                                                      ---------

                   Ending investment                                  $      --
                                                                      =========


3.   SHORT-TERM BORROWINGS
     ---------------------

              At December 31, 2005, the Company had $21,890 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.24%.


4.   ACCRUED INTEREST
     ----------------

              The Company had $134,422 of accrued interest outstanding at December 31, 2005. This amount is related to an outstanding payable due to the Company's attorney and is calculated based on the terms of a fee arrangement agreed to by both parties.


5.   INCOME TAXES
     ------------

              The income tax provision (benefit) consists of the following:

                                                      2005               2004
                                                   -----------        ----------

                   Current                         $        --        $       --
                   Deferred                                 --                --
                                                   -----------        ----------
                                                   $        --        $       --
                                                   ===========        ==========

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


5.   INCOME TAXES (CONT.)
     ------------

              The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

                                                           2005          2004
                                                         ---------    ---------
          Income tax benefit computed at the Statutory
              Federal and State Income Tax Rates         $(217,000)   $(214,000)

          Net operating loss income tax benefits
              not recognized                               217,000      214,000
                                                         ---------    ---------

                                                         $      --    $      --
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

              At December 31, 2005, the Company has net operating loss carryforwards estimated to be approximately $2.2 million for income tax purposes which are set to expire from 2019 through 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2005, there may be adjustments to this estimate of the carryforwards. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

              No income taxes were paid for the years ended December 31, 2005 and 2004. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.


6.   CONTINGENCIES
     -------------

              The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $165,000 as of December 31, 2005 in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.


7.   STOCKHOLDERS' EQUITY
     --------------------

              There are 300,000,000 shares of $.001 par value common stock authorized of which 40,702,467 were outstanding at December 31, 2005. At December 31, 2005, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


7.   STOCKHOLDERS' EQUITY (CONT.)
     --------------------

              During the year ended December 31, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in the recognition of $106,500 of expense for the year ended December 31, 2005.

              During the year ended December 31, 2004, the Company made stock grants to directors for services totaling 200,000 common shares and 100,000 shares were granted to a vendor for services. The total compensation cost for these stock grants, which was measured based on the trading price for the Company's common stock on the date of issuance, was $129,000, which has been recorded in the consolidated statement of operations for the year ended December 31, 2004.

              In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. In conjunction with the July 6, 2004 transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares. There were no options outstanding and no option activity for the year ended December 31, 2005.


8.   RELATED PARTY TRANSACTIONS
     --------------------------

              Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the Company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees, and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $197,511 and $164,232 for the years ended December 31, 2005 and 2004, respectively.

              In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad-Golf, which includes unpaid management fees and cash advances, as of December 31, 2005 was $251,158. In addition, the Company had $53,500 due from Myriad-Tunica at December 31, 2005.

              Mr. Hawrelechko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote. Due from shareholder represents advances to Mr. Hawrelechko, for future work related expenses of $28,332.


9.   CAPITAL RESOURCES
     -----------------

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

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                          (FORMERLY SYNERGY 2000, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


9.   CAPITAL RESOURCES (CONT.)
     -----------------

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


10.  EARNINGS PER SHARE
     ------------------

              The following table sets for the computation of basic and diluted earnings per share (EPS):


            Numerator
              Net loss                              $  (639,729)   $   (629,496)
                                                    ===========    ============

            Denominator
              Weighted-average shares outstanding    39,372,093      26,986,037
                                                    ===========    ============

            Basic loss per share                    $     (0.02)   $      (0.02)
                                                    ===========    ============

            Diluted loss per share                  $     (0.02)   $      (0.02)
                                                    ===========    ============


              The effect of all potential common shares related to the Company's stock incentive plan is anti-dilutive in the calculation of diluted loss per share, and therefore, have been excluded from the calculation.


11.  SUBSEQUENT EVENT
     ----------------

              On February 4, 2006, the Company sold 433,334 shares of common stock to six accredited investors resident in the province of Alberta, Canada for $130,000. In addition, on March 20, 2006, the Company sold 687,000 shares of common stock to fourteen accredited investors resident in Canada for $206,100.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

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

     SIGNATURE                 TITLE                                DATE
     ---------                 -----                                ----

 /s/ Scott Hawrelechko      Chairman, Chief Executive Officer,    March 31, 2006
------------------------    President, Chief Financial Officer
Scott Hawrelechko           and Director


/s/ Dr. Robert S. Ross      Director                              March 31, 2006
------------------------
Dr. Robert S. Ross


                            Director                                 -------
------------------------
Dale Cheek

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION

21.1     List of Subsidiaries
31.1     Certifications Pursuant to Securities Exchange Act Rule 13a-14
         and 15d-14
32.1     Certifications Pursuant to 18 U.S.C. Section 1350