Form 10QSB
period 2006-03-31
Myriad Entertainment & Resorts, Inc.
filed 2006-05-15
CIK 1042501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

         The number of shares outstanding of the issuer's common stock as of March 31, 2006, was 42,415,634.

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

         Consolidated Balance Sheet - March 31, 2006 (unaudited);...........F-2

         Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2006 and 2005; .....................F-3

         Consolidated Statements of Stockholders' Deficit (Unaudited) ......F-4

         Consolidated Statements of cash flows (unaudited) -
           Three months ended March 31, 2006 and 2005; .....................F-5

         Notes to financial statements ..............................F-6 - F-12

Item 2.  Management's Discussion and Analysis or Plan of Operations ..........3

Item 3.  Controls and Procedures.............................................11

PART II. Other Information
--------------------------

Item 1.  Legal Proceedings ..................................................11

Item 2.  Changes in Securities ..............................................11

Item 3.  Defaults Upon Senior Securities ....................................11

Item 4.  Submission of Matters to Vote of Security Holders ..................11

Item 5.  Other Information ..................................................11

Item 6.  Exhibits and Reports on Form 8-K ...................................12

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

       MARCH 31, 2006

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                      WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----

Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm.........       F-1

     Consolidated Balance Sheet (Unaudited)..........................       F-2

     Consolidated Statement of Operations (Unaudited)................       F-3

     Consolidated Statement of Stockholders' Deficit (Unaudited).....       F-4

     Consolidated Statement of Cash Flows (Unaudited)................       F-5

     Notes to Consolidated Financial Statements (Unaudited).......... F-6 - F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Stockholders and Board of Directors
Myriad Entertainment and Resorts, Inc. and Subsidiaries
Edmonton, Alberta Canada


         We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries as of March 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the three-month period then ended. These interim consolidated financial statements are the responsibility of the management of the Company.

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

         The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                    /S/ Moore Stephens Frost
                                                    ------------------------
                                                    Moore Stephens Frost
                                                    Certified Public Accountants


Little Rock, Arkansas
May 11, 2006

                        MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                    MARCH 31, 2006


                                        Assets
                                        ------

Current assets
  Cash                                                                $     384,575
  Due from shareholder                                                       28,332
                                                                      -------------
Total current assets                                                        412,907
                                                                      -------------

Investment in and advances to Myriad World Resorts of Tunica, LLC           115,377
                                                                      -------------

Equipment                                                                     2,018
                                                                      -------------

Total assets                                                          $     530,302
                                                                      =============


                        Liabilities and Stockholders' Deficit
                        -------------------------------------

Current liabilities
  Accounts Payable                                                    $      12,924
  Accrued liabilities                                                        14,013
  Due to related parties                                                    265,716
  Accrued legal fees, including interest                                    693,155
  Short-term borrowings                                                      18,671
                                                                      -------------
Total current liabilities                                                 1,004,479
                                                                      -------------

Stockholders' deficit
  Common stock, par value $.001; authorized 300,000,000
    shares; issued and outstanding 42,415,634 shares                         42,415
  Additional paid-in capital                                              3,118,518
  Accumulated deficit                                                    (3,635,110)
                                                                      -------------
Total stockholders' deficit                                                (474,177)
                                                                      -------------

Total liabilities and stockholders' deficit                           $     530,302
                                                                      =============


         See accountants' review report and accompanying consolidated notes.



                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months       Three Months
                                                  Ended              Ended
                                                March 31,          March 31,
                                                  2006               2005
                                              -------------      -------------

Operating revenues                            $          --      $          --
                                              -------------      -------------

Operating expenses
  Stock issued for services                              --            106,500
  Professional fees                                 131,168              9,084
  Management fees - related party                    49,158             61,139
  Other expenses                                     23,006              2,152
                                              -------------      -------------
Total operating expenses                            203,332            178,875
                                              -------------      -------------

Net loss from operations                           (203,332)          (178,875)
                                              -------------      -------------

Other income (expenses)
  Interest expense                                  (11,912)           (11,167)
  Equity in loss of Myriad - Tunica                 (43,123)           (33,546)
                                              -------------      -------------
Total other expenses                                (55,035)           (44,713)
                                              -------------      -------------

Net loss before income taxes                       (258,367)          (223,588)

Income tax benefit                                       --                 --
                                              -------------      -------------

Net loss                                      $    (258,367)     $    (223,588)
                                              =============      =============

Net loss per common share:
  Basic                                       $       (0.01)     $       (0.01)
  Diluted                                     $       (0.01)     $       (0.01)

Weighted average shares outstanding:
  Basic                                          41,558,219         38,663,522
  Diluted                                        41,558,219         38,663,522


      See accountants' review report and accompanying consolidated notes.



                                    MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                               AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                     FOR THE PERIOD ENDED MARCH 31, 2006


                                       Common Stock             Additional                          Total
                                ---------------------------       Paid-in       Accumulated      Stockholders'
                                   Shares          Amount         Capital         Deficit          Deficit
                                -----------     -----------     -----------     -----------      -----------

Balance - December 31, 2005      40,702,467     $    40,702     $ 2,603,369     $(3,376,743)     $  (732,672)

  Stock issued                    1,713,167           1,713         515,149              --          516,862

  Net loss                               --              --              --        (258,367)        (258,367)
                                -----------     -----------     -----------     -----------      -----------

Balance - March 31, 2006         42,415,634     $    42,415     $ 3,118,518     $(3,635,110)     $  (474,177)
                                ===========     ===========     ===========     ===========      ===========


                     See accountants' review report and accompanying consolidated notes.



                        MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                       Three Months       Three Months
                                                          Ended              Ended
                                                        March 31,          March 31,
                                                          2006               2005
                                                      -------------      -------------
Cash flows from operating activities
  Net loss                                            $    (258,367)     $    (223,588)
  Adjustments to reconcile net loss to net cash
    used by operating activities
      Equity in loss of Myriad - Tunica                      43,123             33,546
      Stock issued for services                                  --            106,500
      Changes in operating assets and liabilities
        Accounts payable                                     (2,816)             1,584
        Accrued legal fees, including interest              110,540             11,167
                                                      -------------      -------------
Net cash used by operating activities                      (107,520)           (70,791)
                                                      -------------      -------------

Cash flows from investing activities
  Advances to Myriad - Tunica                              (105,000)                --
                                                      -------------      -------------
Net cash used by financing activities                      (105,000)                --
                                                      -------------      -------------

Cash flows from financing activities
  Stock issued                                              516,862                 --
  Repayments of short-term borrowings                        (3,219)            (3,000)
  Net borrowings from related party                          14,558             73,791
                                                      -------------      -------------
Net cash provided by financing activities                   528,201             70,791
                                                      -------------      -------------

Net increase in cash                                        315,681                 --

Cash - beginning of period                                   68,894                 --
                                                      -------------      -------------

Cash - end of period                                  $     384,575      $          --
                                                      =============      =============


Supplemental disclosure of cash flow information
  Cash paid during the period for interest            $         673      $         870


         See accountants' review report and accompanying consolidated notes.

                                         F-5

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2006


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

         a. ORGANIZATION AND BUSINESS - Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, the Company acquired a 33% interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company, in exchange for the issuance of 22 million shares of common stock. Concurrent with this transaction, the Company changed its name to Myriad Entertainment and Resorts, Inc. and began implementing its new business plan of capitalizing on opportunities to enhance the sustained value of destinations and properties in high-potential growth markets through its creation of unique, world-class travel and leisure experiences. The Company plans to build and develop resort developments using a series of public and private equity and debt financings.

         b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, Statewide General Synergy S2K, Inc. The subsidiary was inactive for the three month periods ended March 31, 2006 and 2005.

         c. CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2006, the Company had no cash equivalents.

         d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in
                  Note 2. Subsequent to the investment, the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica.

         e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. The Company did not record depreciation expense for the three months ended March 31, 2006 and any amounts would not have been material to the consolidated financial statements. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

         f. REVENUE RECOGNITION - The Company did not earn any revenue during the three month periods ended March 31, 2006 or 2005.


See accountants' review report.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
         ------------------------------------------

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

         j. ACCOUNTING FOR STOCK-BASED COMPENSATION - Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted. Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


2.       INVESTMENT IN AND ADVANCES TO MYRIAD - TUNICA
         ---------------------------------------------

                  On July 6, 2004, the Company acquired a 33% interest in Myriad
         - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and was initially valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site, securing management contracts, as well as seeking financing for Myriad - Tunica's planned development. The cost of these planning efforts has been paid by Myriad
         - Golf and the Company. During the fourth quarter of 2005, the Company suspended the recognition of its share of Myriad - Tunica's losses at the point when those losses exceeded the Company's initial investment in Myriad - Tunica. During the quarter ended March 31, 2006, the Company advanced $158,500 to Myriad - Tunica. The equity in loss of Myriad - Tunica recorded in the accompanying consolidated financial statements represent the Company's 33% share of Myriad - Tunica's loss for the current quarter totaling $16,239 and recognition of the losses suspended in 2005 totaling $26,884.


See accountants' review report.

2.       INVESTMENT IN AND ADVANCES TO MYRIAD - TUNICA (CONT.)
         ---------------------------------------------

                  Summarized financial data for the operations of Myriad - Tunica for the three months ended March 31, 2006 are as follows:

                  Financial position
                    Total assets                               $  158,500
                    Current liabilities                         1,184,233
                    Long-term debt                                     --
                    Net equity                                  1,025,733

                  Results of operations
                    Operating revenues                         $       --
                    Operating loss                                 49,208
                    Net loss                                       49,208

                  The following table summarizes the status and results of the Company's investment in and advances to Myriad - Tunica as of March 31, 2006.

                  Beginning investment                         $ 200,000
                    Advances to Myriad - Tunica                  158,500
                    Equity in losses                            (243,123)
                                                               ---------

                  Ending investment                            $ 115,377
                                                               =========


3.       SHORT-TERM BORROWINGS
         ---------------------

                  At March 31, 2006, the Company had $18,671 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.74%.


See accountants' review report.

4.       LEGAL FEES, INCLUDING ACCRUED INTEREST
         --------------------------------------

                  The Company had $693,154 due at March 31, 2006 to the Company's attorney. Included in this amount is $146,553 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.


5.       INCOME TAXES
         ------------

                  The income tax provision (benefit) consists of the following:

                                                                              Three Months     Three Months
                                                                                 Ended             Ended
                                                                               March 31,         March 31,
                                                                                 2006              2005
                                                                             ------------      ------------
                       Current                                               $         --      $         --
                       Deferred                                                        --                --
                                                                             ------------      ------------

                                                                             $         --      $         --
                                                                             ============      ============


                  The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

                                                                              Three Months     Three Months
                                                                                 Ended             Ended
                                                                               March 31,         March 31,
                                                                                 2006              2005
                                                                             ------------      ------------
                       Income tax benefit computed at the statutory
                         federal and state income tax rates                  $    (73,200)     $    (76,000)

                       Valuation allowance for net operating loss income
                         tax benefits not recognized                               73,200            76,000
                                                                             ------------      ------------

                                                                             $         --      $         --
                                                                             ============      ============

                  The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Whether a deferred tax asset will be realized depends upon the Company generating sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes.


See accountants' review report.

         ------------

                  At March 31, 2006, the Company has net operating loss carryforwards estimated to be approximately $2.8 million for income tax purposes, which are set to expire from 2019 through 2023. A valuation allowance has been established for the entire net deferred tax asset balance until such time, as it is more likely than not, that the deferred tax assets will be realized.

                  No income taxes were paid for the three month periods ended March 31, 2006 and 2005. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.


6.       CONTINGENCIES
         -------------

                  The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $165,000 as of March 31, 2006, in the event that a third party does not satisfy this obligation, in accordance with an agreement reached between the two parties.


7.       STOCKHOLDERS' EQUITY
         --------------------

                  There are 300,000,000 shares of $.001 par value common stock authorized of which 42,415,634 were outstanding at March 31, 2006. At March 31, 2006, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

                  During the three months ended March 31, 2005, the Company made stock grants to various service providers totaling 355,000 shares at a market price of $.30 per share. This resulted in the recognition of $106,500 of expense for the three months ended March 31, 2005. There were no stock grants for services for the three months ended March 31, 2006.

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


See accountants' review report.

         --------------------

                  There were no options outstanding and no option activity for the three months ended March 31, 2006 or 2005.


8.       RELATED PARTY TRANSACTIONS
         --------------------------

                  Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the Company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $49,158 and $61,139 for the three months ended March 31, 2006 and 2005, respectively.

                  In addition to the above, Myriad - Golf provided funding in order for the Company to remain current on paying normal expenses. The total amount due to Myriad -Golf, which includes unpaid management fees and cash advances, as of March 31, 2006 was $265,716.

                  Mr. Hawrelechko, the majority shareholder, Chief Executive Officer and Chief Financial Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote. The recorded due from shareholder represents advances to Mr. Hawrelechko.


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


See accountants' review report.

10.      EARNINGS PER SHARE
         ------------------

                  The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                  Three Months       Three Months
                                                                      Ended             Ended
                                                                    March 31,         March 31,
                                                                      2006              2005
                                                                 -------------      -------------
                       Numerator
                         Net loss                                $    (258,367)     $    (223,588)
                                                                 =============      =============

                       Denominator
                         Weighted-average shares outstanding        41,558,219         38,663,522
                                                                 =============      =============

                       Basic loss per share                      $       (0.01)     $       (0.01)
                                                                 =============      =============

                       Diluted loss per share                    $       (0.01)     $       (0.01)
                                                                 =============      =============


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

         We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, our Chairman and Chief Executive Officer, Mr. Scott Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed championship golf complex in Tunica County, Mississippi.

         Our immediate business objective is to implement the business plan of Myriad-Tunica. Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations. The Myriad-Tunica project is intended to be a multi-attraction themed resort designed to be an International destination, including a cable supported structure covering its 18-hole golf course permitting play on a 24/7 basis. The Myriad-Tunica Project will emphasize the spirit and history of Mississippi and the Mississippi River -- the Heartland of America -- a story that will intrigue the mind of the global guest seeking travel and leisure. The Myriad-Tunica Project will be situated on 540 acres along the Mississippi River in Tunica County, Mississippi for year-round enjoyment of the following anticipated resort attractions:

         -    80,000 sq. ft. casino
         -    1,200 room 4-star hotel
         -    375,000 sq. ft. convention center
         - 250,000 sq. ft. of retail (Phase 1); 750,000 sq. ft. for total build out.
         -    18-hole golf course (7,205 yards)
         -    2,500-seat venue
         -    Luxury Spa
         -    Water Park - Snow Park (called The Snow Globe)

         In addition to the features listed above, the Myriad-Tunica Project may include an ice venue with various trails and skating rinks; another water venue with aquariums and lagoons, and a 450 ft. high observation wheel called "The Mississippi Eye". Additional entertainment venues such as Lucid, a three-level multimedia night club, music amphitheaters, a 10,000-seat arena with regular and premium seating options may be included as well as various thematic designs throughout the property.

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

         PENDING. Notwithstanding such approvals, the Mississippi Gaming Commission may impose unanticipated requirements regarding the licensing of owners and managers of the casino to be constructed as part of the Myriad-Tunica project. The opening and operation of the casino will be contingent upon Myriad-Tunica's receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a casino facility are extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the Myriad-Tunica project or otherwise affect the design and features of the Myriad-Tunica project. We have been informed that Myriad-Tunica does not currently hold any state and local licenses necessary to conduct the planned gaming operations in Tunica and we cannot be certain that Myriad-Tunica will obtain, or on a timely basis, all required licenses. Failure to obtain or maintain any of the required licenses could significantly impair our financial position and results of operations. The Mississippi Gaming Commission may, in its discretion, require certain individuals to file applications, be investigated and be found suitable in connection with the operations of the casino. We have been informed that Myriad-Tunica is satisfied that the engagement of Casino, Hotel and Resorts, LLC to manage the casino is suitable to hold a gaming license in Mississippi, but have not received any broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in gaming operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted, or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Further, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to the gaming business or a violation of any current or future laws or regulations applicable to the gaming business or gaming license could require substantial expenditures or could otherwise negatively affect our business, financial condition and results of operations. The Mississippi Gaming Commission also could take disciplinary action against Myriad-Tunica which could result in the limitation, conditioning, suspension or revocation of any approvals held by Myriad-Tunica and/or the imposition of a significant monetary fine against Myriad-Tunica. Any such disciplinary action could significantly impair our operations.

         In addition, several permits (collectively, "entitlements") are required to be satisfied to enable the Myriad-Tunica project to proceed with construction. Myriad-Tunica has engaged Allen & Hoshall of Memphis, Tennessee, as its engineering consultant to assist its efforts to obtain the entitlements, including permits that pertain to navigation and wetlands issues on the Mississippi River and tributaries, permits from the Yazoo-Mississippi Delta Levee Board, permits from the State of Mississippi Department of Archives and History, Tunica County building permits, State of Mississippi Department of Environmental Quality permits, State of Mississippi Board of Health approval, and clearances from the United States Environmental Protection Agency and Department of Agriculture.

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

         OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES. The shares of our common stock are thinly-traded on the OTC Electronic Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

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

         OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN. As a result of our deficiency in working capital at March 31, 2006 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

         IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations. As reflected in Note 1 to our Consolidated Financial Statements, the Company has accounted for the equity investment in Myriad-Tunica at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company's common stock. Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock." Subsequent to the investment, we have recognized our pro rata portion of the losses incurred by Myriad-Tunica. We have also recognized additional advances made to Myriad-Tunica by the Company.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

         The Company generated no revenues during the quarters ended March 31, 2006 and March 31, 2005. During the first three months of 2006, we focused our attention on implementing our future plan of operations as described in this Quarterly Report.

         The Company's operating expenses for the quarter ended March 31, 2006 was $203,332 compared to $178,875 during the comparable period for 2005. This increase in operating expenses was primarily attributable to increased professional fees and other expenses, which was partially offset by a reduction in management fees due to a related party and stock issued for services to consultants and a vendor for services during the first quarter ended March 31, 2005. The Company also incurred interest expense of $11,912 and expenses of $43,123 representing equity in the losses of Myriad-Tunica during the quarter ended March 31, 2006, compared to interest expense of $11,167 and expenses of $33,546 representing equity in the losses of Myriad-Tunica during the quarter ended March 31, 2005. The Company had a net loss of $258,367, or $(0.01) per share, for the quarter ended March 31, 2006, as compared to a net loss of $223,588, or $(0.01) per share for the quarter period ended March 31, 2005.

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

         The Company's working capital was $(591,572) as of March 31, 2006 compared to $(616,980) as of March 31, 2005. This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and amounts payable to Myriad-Golf, and partially offset by stock sales to accredited investors during the quarter ended March 31, 2006. At March 31, 2006, the Company had cash of $384,575.

         The Company has historically derived its cash from operations and the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2006, the Company had $18,671 outstanding on this credit facility, bearing interest at a rate of 13.74%.

         Net cash used by operating activities was $107,520 during the quarter ended March 31, 2006, as compared to $70,791 for the comparable period during 2005. Net cash used by financing activities was $105,000 for the quarter ended March 31, 2006, as compared to none for the comparable period during 2005, consisting of advances to Myriad-Tunica. Net cash provided by financing activities during the quarter ended March 31, 2006 was $528,201, consisting primarily of $516,862 derived from the sale of stock and $14,558 in net borrowings from a related party (Myriad-Golf), which were partially offset by the repayment of short-term borrowings in the amount of $3,219, as compared to net cash provided by financing activities of $70,791 consisting almost in its entirety from net borrowings from a related party (Myriad-Golf) for the comparable period during 2005.

         We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this Quarterly Report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.

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

INCOME TAXES

         At March 31, 2006, the Company has net operating loss carryforwards estimated to be approximately $2.8 million for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2005 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted. Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

CHANGES IN INTERNAL CONTROLS
----------------------------

         There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter ended March 31, 2006, we issued and sold 1,713,167 shares of our common stock to certain accredited investors resident in Canada for an aggregate purchase price of $516,862. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K relating to the quarter ended March 31, 2006.

         (1) Form 8-K/A was filed by the Registrant with the Securities and Exchange Commission on March 31, 2006

         (2) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on March 6, 2006

         (3) Form 8-K was filed by the Registrant with the Securities and Exchange Commission on January 17, 2006

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

Date: May 15, 2006

                      MYRIAD ENTERTAINMENT & RESORTS, INC.
                                   FORM 10-KSB
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION

31.1              Certifications Pursuant to Securities Exchange Act Rule
                  13a-14(a)/15d-14(a)
32.1              Certifications Pursuant to 18 U.S.C. Section 1350