Form 10QSB
period 2006-06-30
Myriad Entertainment & Resorts, Inc.
filed 2006-08-21
CIK 1042501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  June  30,  2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For  the  transition  period  from  ___________  to  ____________

                         Commission  file  number  0-24640

                      MYRIAD  ENTERTAINMENT  &  RESORTS,  INC.
                      ----------------------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)

           Delaware                                              64-0872630
           --------                                              ----------
(State  or  other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   Suite  1000,  10050-112 Street, 10th Floor, Edmonton, Alberta, Canada T5K 2J1
   -----------------------------------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (780)  431-0086
                                 ---------------
                (Issuer's  telephone  number,  including  area  code)

         Check  whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of August 11, 2006, was 45,570,819.

                      MYRIAD  ENTERTAINMENT  &  RESORTS,  INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART  I.  Financial  Information
--------------------------------

Item  1.  Consolidated  Financial  Statements

         Report  of  Independent  Registered  Public  Accounting  Firm       F-1

         Consolidated  Balance  Sheet  -  June  30,  2006  (unaudited)       F-2

         Consolidated  Statement  of  Operations  (unaudited)  -
           Six  months  ended  June  30,  2006  and  2005                    F-3

         Consolidated  Statement  of  Stockholders'  Deficit  (Unaudited)    F-4

         Consolidated  Statement  of  cash  flows  (unaudited)  -
           Six  months  ended  June  30,  2006  and  2005                    F-5

         Notes  to  Consolidated  financial  statements             F-6  -  F-14

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations    3


Item  3.  Controls  and  Procedures                                           10

PART  II.  Other  Information
--------------------------

Item  1.  Legal  Proceedings                                                  10

Item  2.  Changes  in  Securities                                             10

Item  3.  Defaults  Upon  Senior  Securities                                  10

Item  4.  Submission  of  Matters  to  Vote  of  Security  Holders            10

Item  5.  Other  Information  11

Item  6.  Exhibits  and  Reports  on  Form  8-K                               10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board  of  Directors
Myriad  Entertainment  and  Resorts,  Inc.
   and  Subsidiaries
Edmonton,  Alberta  Canada


     We  have  reviewed  the  accompanying  consolidated balance sheet of Myriad
Entertainment and Resorts, Inc. and Subsidiaries as of June 30, 2006, and the related statements of operations, stockholders' deficit and cash flows for the six-month periods then ended. These interim consolidated financial statements are the responsibility of the management of the Company.

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

     The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                                    /s/Moore, Stephens, Frost
                                                    -------------------------
                                                    Moore, Stephens, Frost
                                                    Certified Public Accountants

Little  Rock,  Arkansas
August  18,  2006

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                                  June 30, 2006
Assets

Current assets
Cash                                                               $     1,544
Due from Myriad Golf Resorts, Inc.                                     279,110
Due from shareholder                                                    28,332
                                                                   ------------
Total current assets                                                   308,986
                                                                   ------------

Investment in and advances to Myriad World Resorts of Tunica, LLC      389,339
                                                                   ------------

Equipment                                                                2,018
                                                                   ------------

Total assets                                                       $   700,343
                                                                   ============


Liabilities and Stockholders' Deficit
-----------------------------------------------------------------

Current liabilities
Accounts payable                                                   $   151,428
Due to related party                                                   274,161
Accrued liabilities                                                    118,180
Accrued legal fees, including interest                                 710,981
Short-term borrowings                                                   17,120
                                                                   ------------
Total current liabilities                                            1,271,870
                                                                   ------------

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 45,570,819 shares                        45,571
Additional paid-in capital                                           4,071,405
Accumulated deficit                                                 (4,688,503)
                                                                   ------------
Total stockholders' deficit                                           (571,527)
                                                                   ------------

Total liabilities and stockholders' deficit                        $   700,343
                                                                   ============

See the accounts' review report and accompanying consolidated notes.


                     MYRIAD  ENTERTAINMENT  AND  RESORTS,  INC.
                                AND  SUBSIDIARIES

                                  JUNE  30,  2006

                  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
                                      WITH
             REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

                                        Six Months    Six Months
                                          Ended         Ended
                                         June 30,      June 30,
                                           2006          2005
                                       ------------  ------------

Operating revenues                     $         -   $         -
                                       ------------  ------------

Operating expenses
Salaries                                   104,167             -
Stock issued for services                  369,250       106,500
Professional fees                          310,863        53,318
Management fees - related party            181,835       105,319
Other expenses                              60,966        20,343
                                       ------------  ------------
Total operating expenses                 1,027,081       285,480
                                       ------------  ------------

Net loss from operations                (1,027,081)     (285,480)
                                       ------------  ------------

Other income (expenses)
Interest expense                           (27,071)      (24,071)
Equity in loss of Myriad - Tunica         (257,608)      (65,152)
                                       ------------  ------------
Total other expenses                      (284,679)      (89,223)
                                       ------------  ------------

Net loss before income taxes            (1,311,760)     (374,703)

Income tax benefit                               -             -
                                       ------------  ------------

Net loss                               $(1,311,760)  $  (374,703)
                                       ============  ============

Net loss per common share:
    Basic                              $     (0.03)  $     (0.01)
    Diluted                            $     (0.03)  $     (0.01)

Weighted average shares outstanding:
   Basic                                42,533,056    38,851,594
   Diluted                              42,533,056    38,851,594

See the accounts' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Deficit (Unaudited)
                   For  the  Period  Ended  June  30,  2006

                                                   Additional
                                 Common Stock       Paid-in                       Total
                           ---------------------  -----------  Accumulated      Stockholders'
                              Shares      Amount    Capital      Deficit         Deficit
                           ------------  -------  -----------  -------------  ---------------

Balance - January 1, 2006    40,702,467  $40,702  $ 2,603,369  $ (3,376,743)  $     (732,672)

Stock issued for cash         3,593,352    3,594    1,100,061             -        1,103,655
Stock issued for services     1,275,000    1,275      367,975                        369,250

Net loss                              -        -            -    (1,311,760)      (1,311,760)
                           ------------  -------  -----------  -------------  ---------------

Balance - June 30, 2006      45,570,819  $45,571  $ 4,071,405  $ (4,688,503)  $     (571,527)
                           ============  =======  ===========  =============  ===============

See the accounts' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                                                    Six Months    Six Months
                                                       Ended         Ended
                                                      June 30,      June 30,
                                                       2006          2005
                                                   ------------  ------------
Cash flows from operating activities
Net loss                                           $(1,311,760)  $  (374,703)
Adjustments to reconcile net loss to net cash
used by operating activities
Equity in loss of Myriad - Tunica                      257,608        65,152
Stock issued for services                              369,250       106,500
Changes in operating assets and liabilities
Advances and deposits                                        -        (4,441)
Accounts payable                                       135,688        11,208
Accrued liabilities                                    104,167         9,225
Accrued legal fees, including interest                 128,366        22,367
                                                   ------------  ------------
Net cash used by operating activities                 (316,681)     (164,692)
                                                   ------------  ------------

Cash flows from investing activities
Advances to Myriad - Tunica                           (646,947)            -
                                                   ------------  ------------
Net cash used by investing activities                 (646,947)            -
                                                   ------------  ------------

Cash flows from financing activities
Stock issued for cash                                1,103,655           590
Capital contributed                                          -       117,410
Repayments of short-term borrowings                     (4,770)       (4,296)
Advances from related party                            274,161             -
Net advances (to) from Myriad Golf Resorts, Inc.      (476,768)      109,971
                                                   ------------  ------------
Net cash provided by financing activities              896,278       223,675
                                                   ------------  ------------

Net increase in cash                                   (67,350)       58,983

Cash  beginning of period                               68,894             -
                                                   ------------  ------------

Cash  end of period                                $     1,544   $    58,983
                                                   ============  ============


Supplementary disclosure of cash flow information
-------------------------------------------------
Cash paid during the period for interest           $     1,424   $     1,704

See the accounts' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006

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

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, MER Resorts, Inc., Statewide General Synergy S2K, Inc. ("Statewide"). MER Resorts, Inc. holds the
Company's interest in Myriad World Resorts of Tunica, LLC. Statewide was inactive for the six-month periods ended June 30, 2006 and 2005.

c. CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2006, the Company had no cash equivalents.

d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment, the Company has recognized their pro rata portion of the losses incurred by Myriad - Tunica.

e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. The Company did not record depreciation expense for the six months ended June 30, 2006 and any amounts would not have been material to the consolidated financial statements. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

f. REVENUE RECOGNITION - The Company did not earn any revenue during the six-month periods ended June 30, 2006 or 2005.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT.)

g. MANAGEMENT FEES - Management fees represent amounts due to Myriad Golf Resorts, Inc. ("Myriad - Golf", a 1% partner in Myriad - Tunica and a company in which Mr. Scott Hawrelechko is the majority shareholder and for which he also serves as the President and Chief Executive Officer), for costs incurred by Myriad - Golf on behalf of the Company.

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

2.     INVESTMENT  IN  AND  ADVANCES  TO  MYRIAD  -  TUNICA

     On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and was initially valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site, securing management contracts, as well as seeking financing for Myriad - Tunica's planned development. The cost of these planning efforts has been funded with advances from the Company, Myriad - Golf and the project's general manager. During the fourth quarter of 2005, the Company suspended the recognition of its share of Myriad - Tunica's losses at the point when those losses exceeded the Company's initial investment in Myriad - Tunica. The suspended losses totaling $26,884 were recognized in the quarter ended March 31, 2006 and recorded as a reduction in the Company's investment in Myriad - Tunica. During the six months ended June 30, 2006, the Company advanced $646,947 to Myriad - Tunica. In addition to the suspended loss mentioned above, the equity in loss of Myriad - Tunica recorded in the accompanying consolidated financial statements includes the Company's 33% share of Myriad - Tunica's loss for the six months ended June 30, 2006 totaling $197,907.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


2.     INVESTMENT  IN  AND  ADVANCES  TO  MYRIAD  -  TUNICA  (CONT.)

Summarized  financial data for the operations of Myriad - Tunica are as follows:




                                             As of
                                         June 30, 2006
                                        ---------------

Financial position
Total assets                            $      327,800
Current liabilities                          2,004,299
Long-term debt                                       -
Net deficit                                 (1,676,499)

                         Six Months       Six Months
                           Ended            Ended
                       June 30, 2006    June 30, 2005
                       ---------------  ---------------
Results of operations
Operating revenues     $            -   $            -
Operating loss               (699,974)        (196,570)
Net loss                     (699,974)        (196,570)

     As of June 30, 2006, Myriad - Tunica has made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi. A summary of the pending financial commitments are discussed in the following paragraphs.

Myriad - Tunica has entered into land purchase options on two real estate sites to be used in the development of resort facilities. The options require monthly payments which extend the purchase options for thirty days and, if not exercised or negotiated, will expire in June 2007. Upon exercise of the right to purchase the land, the options would terminate without further commitment. All funds paid on the purchase options are recorded as an expense as they are not applied as a reduction in the purchase price of the underlying real estate. As of June 30, 2006, the payments due under these land purchase options, assuming that such options are not exercised, total $780,000 during the next twelve months.

Myriad - Tunica has also entered into agreements with various entities to provide consulting and other services related to the marketing, development, design and appraisal of the resort properties. Future commitments under these agreements total approximately $660,000 as of June 30, 2006.

Myriad - Tunica does not currently have financing in place to fund these commitments or the other planned expenditures related to this project and there can be no assurance that Myriad - Tunica or the Company will be successful in securing the capital necessary to execute the Myriad - Tunica business plan. In the event that adequate financing is not secured or if the Myriad - Tunica business plan is not successful the Company's investment in and advance to Myriad - Tunica could be substantially impaired. The accompanying financial statements do not include any adjustments related to this uncertainty.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


2.     INVESTMENT  IN  AND  ADVANCES  TO  MYRIAD  -  TUNICA  (CONT.)

The following table summarizes the status and results of the Company's investment in and advances to Myriad - Tunica as of June 30, 2006.


Beginning investment         $ 200,000
Advances to Myriad - Tunica    646,947
Equity in losses              (457,608)
                             ----------

Ending investment            $ 389,339
                             ==========

3.     DUE  FROM  MYRIAD  -  GOLF

     The Company's advances to Myriad - Golf primarily represent reimbursements of costs and expenses paid on behalf of Myriad - Tunica in conjunction with its project in Tunica, Mississippi. The recoverability of this asset is primarily dependent on the success of Myriad - Tunica's efforts to secure funding for its project. As discussed in Note 2, there can be no assurance that Myriad - Tunica will secure financing for its project. If Myriad - Tunica is not successful in securing financing, then recovery of the Company's due from Myriad - Golf would be doubtful. The accompanying financial statements do not include any adjustments related to this uncertainty.

4.     SHORT-TERM  BORROWINGS

     At June 30, 2006, the Company had $17,120 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99%.


5.     LEGAL  FEES,  INCLUDING  ACCRUED  INTEREST

     The Company had $710,981 due at June 30, 2006 for unpaid legal fees. Included in this amount is $160,268 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


6.     INCOME  TAXES

     The  income  tax  provision  (benefit)  consists  of  the  following:


          Six Months   Six Months
          Ended        Ended
          June 30,     June 30,
                 2006         2005
          -----------  -----------

Current   $         -  $         -
Deferred            -            -
          -----------  -----------

          $         -  $         -
          ===========  ===========

     The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:


                              Six Months    Six Months
                              Ended         Ended
                              June 30,      June 30,
                                     2006          2005
                              ------------  ------------

Income tax benefit computed
at the statutory federal and
state income tax rates        $  (445,998)  $  (127,400)

Valuation allowance for net
operating loss income tax
benefits not recognized           445,998       127,400
                              ------------  ------------

                              $         -   $         -
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

     At June 30, 2006, the Company has net operating loss carryforwards estimated to be approximately $3.7 million, which are set to expire from 2019 through 2023. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

     No income taxes were paid for the three or six-month periods ended June 30, 2006 and 2005. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006

7. COMMITMENTS  AND  CONTINGENCIES

     As of June 30, 2006, the Company had entered into a three year employment agreement with a key executive which provided for an annual salary of $250,000 and the grant of 6.9 million shares of the Company's common stock. The payment of salary pursuant to this agreement is deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary pursuant to this contract totaled $104,167 as of June 30, 2006. The Company is currently renegotiating the stock grant with this key executive and as of the date of these financial statements the outcome of these negotiations is not certain. Accordingly, the Company has not recorded any cost related to the stock based compensation component of this arrangement in its current financial statements, but will do so in a period that the above mentioned negotiations are finalized.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of June 30, 2006, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

     On June 26, 2006, an entity engaged by the Company to assist in providing real estate financing, filed a complaint in the Supreme Court of the State of New York seeking damages in excess of $2.3 million for the failure of the Company to pay a fee pursuant to a commitment agreement entered into in March 2006. The Company has been granted an extension to respond to the complaint until September 5, 2006. The Company believes the suit is without merit and plans to defend its position vigorously. Accordingly, no provision has been made in the financial statements as to the resolution of this lawsuit.

     The Company entered into a consulting agreement with IMG Consulting ("IMG") for the period of May 1, 2006 through April 30, 2008. IMG will provide strategic consulting related to the recreational facilities at the proposed resort to be developed by Myriad - Tunica. The agreement includes consulting in the marketing of the facilities and assistance securing a highly recognized golf professional to assist with the design and promotion of the golf course and related golf academy. The agreement requires a non-refundable retainer to be paid as follows.

September 14, 2006  $1,000,000
September 14, 2007     500,000
September 14, 2008     500,000
                    ----------

Total               $2,000,000
                    ==========

     The Company plans to fund these obligations with proceeds from the Dutchess funding arrangement discussed in note 10.

8.     STOCKHOLDERS'  EQUITY

     There are 300,000,000 shares of $.001 par value common stock authorized of which 45,570,819 were outstanding at June 30, 2006. At June 30, 2006, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


8.     STOCKHOLDERS'  EQUITY  (CONT.)

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

During the quarter ended June 30, 2006, Mr. Hawrelechko transferred 6,036,869 of his share holdings to the shareholders of Myriad - Golf pursuant to his informal agreement with these shareholders upon the formation of Myriad - Tunica. No accounting recognition has been provided for this transfer in accompanying financial statements.

During the six months ended June 30, 2006, the Company made stock grants to various service providers totaling 1,275,000 shares at an average market price of $.29 per share. This resulted in the recognition of $369,250 of expense for the six months ended June 30, 2006.

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

9.     RELATED  PARTY  TRANSACTIONS

     Certain accounting, administrative and management functions are being provided by Myriad - Golf, a related party. A management fee is charged to the Company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consist of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs. Allocations of certain costs are determined based on the direct nature of the charge. The remaining overhead costs are allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods are reasonable. Management fees charged to the Company by Myriad - Golf were $181,835 and $105,319 for the six months ended June 30, 2006 and 2005, respectively.

During the quarter ended June 30, 2006, the Company advanced funds to Myriad - Golf in excess of unpaid management fee unpaid at March 31, 2006. The total amount due from Myriad - Golf as of June 30, 2006 was $279,110.

During the quarter ended June 30, 2006, the acting general manager of the Myriad
- Tunica project advanced funds totaling $274,161 to the Company which were used to fund planning and development costs on behalf of Myriad - Tunica. These advances from the general manager are reflected as due to related party in the accompanying financial statements.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


9.     RELATED  PARTY  TRANSACTIONS  (CONT.)

Mr. Hawrelechko, the Company's largest shareholder, current Chairman and former Chief Executive Officer of the Company, has the ability to control substantially all significant matters presented to the Company's shareholders for a vote. The recorded due from shareholder represents advances to Mr. Hawrelechko.

10.     CAPITAL  RESOURCES

     The accompanying consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred significant operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern.

As discussed previously, effective July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica. Immediately following the closing, the Company implemented the Myriad business plan. Myriad - Tunica was organized to build resort developments using a series of public and private equity and debt financing, but there can be no assurance that the requisite financing can be secured and on terms reasonably satisfactory to management or that the execution of Myriad - Tunica's business plan will be successful.

In order to provide working capital to fund day to day operating needs of the Company as well as the site planning and development costs for the Myriad - Tunica project until such time that permanent financing is secured, the Company has entered into a funding agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"). Pursuant to the provisions of the Dutchess agreement the Company has filed a registration statement on form SB-2 to register 56,000,000 shares of the Company's stock. Beginning on the effective date of the above mentioned registration statement the Company will have the right to "put" shares to Dutchess, which Dutchess will be required to purchase at a price equal to 93% of lowest closing bid price for the Company's stock during the five day period following the "put" notice. The volume of shares that can be "put" to Dutchess, at any given time, is limited to the greater of $250,000 or the product of 200% of the average trading volume for the ten days prior to the "put" date multiplied by the average of the closing price for the Company's common stock for the three days preceding the "put" date. Additionally, the Company is prohibited from executing a "put" of shares to Dutchess until the previous "put" has been funded, which is scheduled to occur seven business days following the "put" notice. The cumulative fundings under the Dutchess agreement are limited to $20 million.

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2006


11.     EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS):


                        Six Months    Six Months
                        Ended         Ended
                        June 30,      June 30,
                               2006          2005
                        ------------  ------------
Numerator
Net loss                $(1,311,760)  $  (374,703)
                        ============  ============

Denominator
Weighted-average
shares outstanding       42,533,056    38,851,594
                        ============  ============

Basic loss per share    $     (0.03)  $     (0.01)
                        ============  ============

Diluted loss per share  $     (0.03)  $     (0.01)
                        ============  ============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL

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

     We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a thirty-three percent (33%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). In addition, our Founder and Chief Financial Officer, Mr. Scott Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 540-acre Myriad-Tunica resort, casino and enclosed climate controlled championship golf complex in Tunica County, Mississippi.


Our immediate business objective is to implement the business plan of Myriad-Tunica. Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations. The Myriad-Tunica project is intended to be a multi-attraction themed resort designed to be an International destination, including a cable supported structure covering its 18-hole climate controlled golf course permitting play on a 24/7 basis. The Myriad-Tunica Project will emphasize the spirit and history of Mississippi and the Mississippi River -- the Heartland of America -- a story that will intrigue the mind of the global guest seeking travel and leisure. All attractions of the Myriad-Tunica Project are subject to final design, safety, and engineering specifications. The Myriad-Tunica Project will be situated on 540 acres along the Mississippi River in Tunica County, Mississippi for year-round enjoyment of the following anticipated resort attractions:

    -  80,000  sq.  ft.  casino
    -  two  500  room  4-star  hotels
    -  375,000  sq.  ft.  convention  center
    -  250,000  sq. ft. of retail (Phase 1); 750,000 sq. ft. for total build out
    -  18-hole  golf  course  (7,205  yards)
    -  2,500-seat  venue
    -  Luxury  Spa
    -  Water  Park  -  Snow  Park  (called  The  Snow  Globe)

     In addition to the features listed above, the Myriad-Tunica Project may include an ice venue with various trails and skating rinks; another water venue with aquariums and lagoons, and a 450 ft. high observation wheel called "The Mississippi Eye". Additional entertainment venues such as a three-level multimedia night club, music amphitheaters, a 10,000-seat arena with regular and premium seating options may be included as well as various thematic designs throughout the property.

     The Myriad-Tunica project is estimated to cost approximately $1.9 billion to complete and mobilization is scheduled to commence in July 2007. While our strategy is to participate as a part owner of Myriad-Tunica and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad-Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals.

    On May 21, 2006, the Company, through its thirty-three percent (33%) owned subsidiary Myriad Tunica, entered into three agreements for the sale of three separate casino parcels - tracts of land that will be the site of our casino operations -- (each a "Casino Pad") located in Tunica County, Mississippi, the site of the Company's planned 540-acre resort, casino and enclosed championship golf complex. One Casino Pad is to be sold to High Plains Equity, LLC; one Casino Pad is to be sold to Turtle Mountain

Band of Chippewa; and one Casino Pad is to be sold to Fort Berthold Indian Reservation. Each of the three agreements for the Casino Pads provides for a purchase price equal to $40,000,000 per Casino Pad payable as follows: (i) $25,000 on or before June 1, 2006 which represents all expenses, including licensing and legal fees necessary to obtain gaming license from the Mississippi Gaming Commission (the "Commission"); (ii) $500,000 in the form of a letter of credit within ten (10) days of receipt of formal notice by the Commission that site is approved for construction; (iii) $500,000 in the form of a letter of credit within ten (10) days of receipt of written receipt of sufficient documentation and financial assurances; and (iv) $38,975,000 upon closing. The closing date of the sale is projected for June 1, 2007, with provision for the closing on an earlier date in the event that all appropriate infrastructure is in place. The consummation of the sale of each Casino Pad is contingent upon several factors including: (i) Myriad Tunica must have the necessary approvals from the Tunica County Board of Commissioners and the Commission for construction and operation of the casino, hotel and ancillary facilities before September 1, 2006; and (ii) Myriad Tunica must have secured sufficient funding in place to build the property, including infrastructure, which is estimated to be approximately $1.9 billion. We are in discussions with the purchasers to get extensions to secure this funding from the original date of August 1, 2006 and do not anticipate any difficulties in being granted the extension until December 1, 2006. Further, pursuant to each of the three agreements, Myriad Tunica shall be entitled to receive a royalty of four percent (4%) of the gross gaming revenues reported to the Commission pursuant to the Mississippi Gaming Control Act. The royalty payment is to be paid to Myriad Tunica on a monthly basis, with certain penalty payments in the event the royalty is not paid in a timely manner. Further, each purchaser of the Casino Pads is required to pay certain other fees including a common area maintenance fee and transportation fee.

    Upon consummation of the closing of the Casino Pads, we are entitled to receive 33% of the sale proceeds if we choose, with an option to reinvest such amount as equity to the project.

I.  RESULTS  OF  OPERATIONS

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

     The Company generated no revenues during the quarters ended June 30, 2006 and June 30, 2005. During the six months of 2006, we focused our attention on implementing our future plan of operations as described in this registration statement.

     The Company's operating expenses for the six months ended June 30, 2006 was $1,027,081 compared to $285,480 during the comparable period for 2005. This increase in operating expenses was primarily attributable to increased professional fees and other expenses, management fees due to a related party and stock issued for services to consultants. In addition, the company had salary expense of $104,167 in 2006 and $0 in 2005. The Company also incurred interest expense of $27,071 and expenses of $257,608 representing equity in the losses of Myriad-Tunica during the six months ended June 30, 2006, compared to interest expense of $24,071 and expenses of $65,152 representing equity in the losses of Myriad-Tunica during the six months ended June 30, 2005. The Company had a net loss of $1,311,760, or $(0.03) per share, for the six months ended June 30, 2006, as compared to a net loss of $374,703, or $(0.01) per share for the quarter period ended June 30, 2005.

     The Company's revenues during 2006 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2006.

Liquidity  and  Capital  Resources

June  30,  2006

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

     The Company's working capital was $(962,884) as of June 30, 2006 compared to $(843,860) as of June 30, 2005. This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and amounts payable to Myriad-Golf, and partially offset by stock sales to accredited investors during the quarter ended June 30, 2006. At June 30, 2006, the Company had cash of $1,544.

     The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2006, the Company had $18,671 outstanding on this credit facility, bearing interest at a rate of 13.74%.

     Net cash used by operating activities was $316,681 for the six months ended June 30, 2006, as compared to $164,692 for the comparable period during 2005. This change was a result of increased activities in implementing our business plan of developing the Myriad-Tunica resort. Net cash used by investing activities was $646,947 for the six months ended June 30, 2006, as compared to none for the comparable period during 2005, consisting of advances to Myriad-Tunica. Net cash provided by financing activities during the six months ended June 30, 2006 was $896,278, consisting primarily of $1,103,655 derived from the sale of stock and $274,161 in net borrowings from a related party, which were partially offset by advances to Myriad Golf, a related party, in the amount of $476,768. During 2005, cash from financing activities was primarily provided by Myriad Golf, a related party.

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this registration statement. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements. Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is $3,600,000.

LEGAL  FEES,  INCLUDING  ACCRUED  INTEREST

    We had approximately $710,981 due at June 30, 2006 for legal fees. The amount owed accrues interest at 10% per year, or approximately $160,268 through June 30, 2006. We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

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

INCOME  TAXES

     At June 30, 2006, the Company has net operating loss carryforwards estimated to be approximately $3.7 million for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2005 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     Our management, consisting of John Meeske and Scott Hawrelechko, our Chief Executive Officer and Chief Financial Officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

CHANGES  IN  INTERNAL  CONTROLS


         There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On June 26, 2006, Cordell Funding LLP, an entity engaged by us to assist us in providing real estate financings, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The suit seeks damages in excess of $2.3 million for our alleged failure to pay Cordell a commitment fee pursuant to a commitment agreement, entered into in March 2006. We have been granted an extension to respond to the complaint by September 5, 2006. We plan to defend this suit vigorously and do not believe the action has merit.

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


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

       During  the  second  quarter  ended  June  30,  2006,  we issued and sold
989,034 shares of our common stock to certain accredited investors resident in Canada for an aggregate purchase price of $317,219. We utilized the proceeds of these sales for working capital and general corporate matters. We believe that the issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.


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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 Certification of the Chef Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of the Chef Financial Officer Pursuant to 18 U.S.C. Section 1350

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MYRIAD  ENTERTAINMENT  &  RESORTS,  INC.,

                           By:  /s/  Scott  Hawrelechko.
                                ------------------------
                                Scott  Hawrelechko,  Chief  Financial  Officer

Date:  August  21,  2006