Form 10QSB
period 2006-09-30
Myriad Entertainment & Resorts, Inc.
filed 2006-11-20
CIK 1042501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  September 30,  2006

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

                 2565 Horizon Lake Drive, Suite 110, Memphis, TN 38133
   -----------------------------------------------------------------------------
                    (Address  of  principal  executive  offices)

                                 (910) 937-8565
                                 ---------------
                (Issuer's  telephone  number,  including  area  code)

         Check  whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's common stock as of November 3, 2006, was 43,460,071.

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

         Consolidated  Balance  Sheet  -  September 30,  2006 (unaudited)    F-2

         Consolidated  Statement  of  Operations  (unaudited)  -
           Nine  months  ended  September 30,  2006  and  2005               F-3

         Consolidated  Statement  of  Stockholders'  Deficit  (Unaudited)    F-4

         Consolidated  Statement  of  cash  flows  (unaudited)  -
           Nine  months  ended  September 30,  2006  and  2005               F-5

         Notes  to  Consolidated  financial  statements             F-6  -  F-14

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations    3

Item  3.  Controls  and  Procedures                                           10

PART  II.  Other  Information
-----------------------------

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

Item  6.  Exhibits  and  Reports  on  Form  8-K                               10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board  of  Directors
Myriad  Entertainment  and  Resorts,  Inc.
   and  Subsidiaries
Memphis Tennessee


     We have reviewed the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries as of September 30, 2006, and the related statements of operations, stockholders' deficit and cash flows for the three and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the management of the Company.

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

     The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     Moore  Stephens  Frost
     Certified  Public  Accountants

Little  Rock,  Arkansas
November  20,  2006

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheet (Unaudited)

                               September 30, 2006


Assets
------

Current assets
Cash                                                   $         -
                                                       ------------
Total current assets                                             -
                                                       ------------

Equipment                                                    2,018
                                                       ------------

Other long-term assets
Due from Myriad Golf Resorts, Inc.                         361,280
Due from shareholder                                        39,771
                                                       ------------
Total long-term assets                                     401,051
                                                       ------------

Total assets                                           $   403,069
                                                       ============


Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities
Accounts payable                                           532,960
Accrued liabilities                                        180,680
Short-term borrowings                                       16,120
Accrued legal fees, including interest                     725,249
Convertible Debenture                                    1,050,000
                                                       ------------
Total current liabilities                                2,505,009
                                                       ------------

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 45,834,819 shares            46,448
Additional paid-in capital                               5,383,527
Accumulated deficit                                     (7,531,915)
                                                       ------------
Total stockholders' deficit                             (2,101,940)
                                                       ------------

Total liabilities and stockholders' deficit            $   403,069
                                                       ============

See accountants' review report and accompanying consolidated notes.


                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                       Nine Months      Nine Months      Three Months     Three Months
                                          Ended            Ended            Ended            Ended
                                       September 30,    September 30,    September 30,    September 30,
                                           2006             2005             2006             2005
                                      ---------------  ---------------  ---------------  ---------------
Operating revenues
Fees billed                           $            -   $            -   $            -   $            -
                                      ---------------  ---------------  ---------------  ---------------
Total operating revenues                           -                -                -                -
                                      ---------------  ---------------  ---------------  ---------------

Operating expenses
Salaries                                     171,867                -           67,700                -
Stock issued for services                    369,250          106,500                -                -
Professional fees                            852,544          118,676          541,681           65,358
Management fees - related party              484,892          148,156          303,057           42,837
Other expenses                               928,165           33,309          867,199           12,966
                                      ---------------  ---------------  ---------------  ---------------
Total operating expenses                   2,806,718          406,641        1,779,637          121,161
                                      ---------------  ---------------  ---------------  ---------------

Net loss from operations                  (2,806,718)        (406,641)      (1,779,637)        (121,161)
                                      ---------------  ---------------  ---------------  ---------------

Other expenses
Interest expense                          (1,090,846)         (35,332)      (1,063,775)         (11,261)
Equity in loss of Myriad - Tunica           (257,608)         (80,175)               -          (15,023)
                                      ---------------  ---------------  ---------------  ---------------
Total other expenses                      (1,348,454)        (115,507)      (1,063,775)         (26,284)
                                      ---------------  ---------------  ---------------  ---------------

Net loss before income taxes              (4,155,172)        (522,148)      (2,843,412)        (147,445)

Income tax benefit                                 -                -                -                -
                                      ---------------  ---------------  ---------------  ---------------

Net loss                              $   (4,155,172)  $     (522,148)  $   (2,843,412)  $     (147,445)
                                      ===============  ===============  ===============  ===============

Net loss per common share:
    Basic                             $        (0.09)  $        (0.01)  $        (0.06)  $        (0.00)
    Diluted                           $        (0.09)  $        (0.01)  $        (0.06)  $        (0.00)

Weighted average shares outstanding:
   Basic                                  43,801,870       39,138,659       46,325,556       39,703,426
   Diluted                                43,801,870       39,138,659       46,325,556       39,703,426

See accountants' review report and accompanying consolidated notes.


                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                                   Additional                      Total
                               Common Stock         Paid-in     Accumulated    Stockholders'
                           ---------------------
                           Shares        Amount     Capital      Deficit          Deficit
                           ------------  -------  -----------  -------------  ---------------

Balance - January 1, 2006    40,702,467  $40,702  $ 2,603,369  $ (3,376,743)  $     (732,672)

Stock issued for cash         4,471,019    4,471    1,362,183             -        1,366,654

Stock issued for services     1,275,000    1,275      367,975             -          369,250

Benefical conversion
feature associated with
convertible debenture                               1,050,000                      1,050,000

Net loss                              -        -            -    (4,155,172)      (4,155,172)
                           ------------  -------  -----------  -------------  ---------------

Balance -
September 30, 2006           46,448,486  $46,448  $ 5,383,527  $ (7,531,915)  $   (2,101,940)
                           ============  =======  ===========  =============  ===============

See accountants' review report and accompanying consolidated notes.


                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                           Nine Months      Nine Months
                                                              Ended            Ended
                                                          September 30,    September 30,
                                                              2006             2005
                                                         ---------------  ---------------
Cash flows from operating activities
Net loss                                                 $   (4,155,172)  $     (522,148)
Adjustments to reconcile net loss to net cash
used by operating activities
Beneficial conversion feature associated with debenture       1,050,000                -
Equity in loss of Myriad - Tunica                                     -           80,175
Stock issued for services                                       369,250          106,500
Changes in operating assets and liabilities
Due from shareholder                                            (11,439)         (25,441)
Accounts payable                                                517,220           12,703
Accrued liabilities                                             166,667           14,013
Accrued legal fees, including interest                          142,634           33,584
                                                         ---------------  ---------------
Net cash used by operating activities                        (1,920,840)        (300,614)
                                                         ---------------  ---------------

Cash flows from investing activities
Purchase of equipment                                                 -           (2,018)
                                                         ---------------  ---------------
Net cash used by investing activities                                 -           (2,018)
                                                         ---------------  ---------------

Cash flows from financing activities
Stock issued for cash                                         1,366,654          201,400
Repayments of short-term borrowings                              (5,770)          (7,296)
Advances from shareholder                                       798,842                -
Net advances (to) from Myriad Golf Resorts, Inc.               (307,780)         109,308
                                                         ---------------  ---------------
Net cash provided by financing activities                     1,851,946          303,412
                                                         ---------------  ---------------

Net increase (decrease) in cash                                 (68,894)             780

Cash - beginning of period                                       68,894                -
                                                         ---------------  ---------------

Cash - end of period                                     $            -   $          780
                                                         ===============  ===============


Supplementary disclosure of cash flow information
-------------------------------------------------------
Cash paid during the period for interest                 $        1,424   $        1,748

See accountants' review report and accompanying consolidated notes.

                     MYRIAD ENTERTAINMENT AND RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2006

1. SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------------------------------------------------

     This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (the "Company") and its subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes thereto are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.

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

b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, MER Resorts, Inc., Statewide General Synergy S2K, Inc. ("Statewide"). MER Resorts, Inc. holds the
Company's interest in Myriad World Resorts of Tunica, LLC. Statewide was inactive for the nine-month periods ended September 30, 2006 and 2005.

During the quarter ended September 30, 2006, Management reevaluated their relationship with Myriad - Tunica in which the Company has a 33% ownership.
Based on the affiliated ownership and significant transactions between the related companies as well as the transaction on October 16, 2006 (see note 13) Management concluded it was appropriate to consolidate 100% of Myriad - Tunica beginning July 1, 2006. In prior periods the Company had only recognized their pro rata portion of the losses in Myriad Tunica. All intercompany balances have been eliminated in consolidation.

c. CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2006, the Company had no cash equivalents.

d. INVESTMENT IN MYRIAD WORLD RESORT OF TUNICA, LLC - The Company previously accounted for their equity investment in Myriad World Resorts of Tunica, LLC ("Myriad - Tunica") at the date of acquisition based on the fair value of the shares issued, as discussed in Note 2. Subsequent to the investment, the Company recognized their pro rata portion of the losses incurred by Myriad - Tunica. On July 1, 2006, the Company began consolidating Myriad-Tunica as a subsidiary.

e. DEPRECIATION - The Company's equipment is depreciated using the straight-line method. The Company did not record depreciation expense for the nine months ended September 30, 2006 and any amounts would not have been material to the consolidated financial statements. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

See accountants' review report.

f. REVENUE RECOGNITION - The Company did not earn any revenue during the nine-month periods ended September 30, 2006 or 2005.

g. MANAGEMENT FEES - Management fees represent amounts due to Myriad Golf Resorts, Inc. ("Myriad - Golf", a 1% partner in Myriad - Tunica and a company in which Mr. Scott Hawrelechko, a director of the company is the majority shareholder and for which he also serves as the President and Chief
Executive Officer), for costs incurred by Myriad - Golf on behalf of the Company.

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

2. CONSOLIDATION  OF  MYRIAD  -  TUNICA
---------------------------------------

     On July 6, 2004, the Company acquired a 33% interest in Myriad - Tunica, through the exchange of 22,000,000 shares of the Company's common stock. The acquisition was accounted for as an investment and was initially valued based on the Company's stock price during the period prior to the acquisition, adjusted for a significant blockage discount based on the minimal trading volume for the Company's stock. This resulted in a fair value of $200,000. To date, Myriad - Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site, securing management contracts, as well as seeking financing for Myriad - Tunica's planned development. The cost of these planning efforts has been funded with advances from the Company, Myriad - Golf and the project's general manager. During the nine months ended September 30, 2006, the Company advanced $646,947 to Myriad - Tunica. During the quarter ended September 30, 2006, Management reevaluated their relationship with Myriad - Tunica. Based on the affiliated ownership and significant transactions between the related companies as well as the transaction on October 16, 2006 (see note
13) Management concluded it was appropriate to consolidate 100% of Myriad - Tunica beginning July 1, 2006. In prior periods the Company had only recognized their pro rata portion of the losses in Myriad Tunica. All intercompany balances have been eliminated in consolidation.


3. DUE  FROM  MYRIAD  -  GOLF
-----------------------------

     The Company's advances to Myriad - Golf primarily represent reimbursements of costs and expenses paid on behalf of Myriad - Tunica in conjunction with its project in Tunica, Mississippi. The recoverability of this asset is primarily dependent on the success of Myriad - Tunica's efforts to secure funding for its project. As discussed in Note 2, there can be no assurance that Myriad - Tunica will secure financing for its project. If Myriad - Tunica is not successful in securing financing, then recovery of the Company's due from Myriad - Golf would be doubtful. The accompanying consolidated financial statements do not include any adjustments related to this uncertainty.

4. CONVERTIBLE  DEBENTURE
-------------------------

During the nine months ended September 30, 2006, the acting general manager of the Myriad - Tunica project, who is also a shareholder, advanced funds totaling to the Company which were used to fund planning and development costs on behalf of Myriad - Tunica and to pay other operating expenses of the Company. On October 12, 2006, the Company converted the amounts owed to this individual into a 8% convertible debenture in the amount of $1,050,000. The maturity date of the debenture is September 12, 2007 with interest at 8%. The debenture is unsecured and may be prepaid by the Company at anytime without penalty. In addition, the debenture is convertible into common stock of the Company at the option of the Company anytime prior to the maturity date, subject to certain conditions. The conversion feature resulted in a beneficial conversion feature to the holder of the debenture of $1,050,000 computed as the closing price for the Company's stock on October 12, 2006 ($.25), less the conversion price for each share ($.10), multiplied by the number of shares that would be obtained if the debenture is converted (10,500,000). This beneficial conversion feature was recorded by the Company as a component of interest expense in accordance with EITF 98-5.

5. ACCRUED  LEGAL  FEES,  INCLUDING  INTEREST
---------------------------------------------

     The Company had $725,249 due at September 30, 2006 for unpaid legal fees. Included in this amount is $174,035 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

6. SHORT-TERM  BORROWINGS
-------------------------

     At September 30, 2006, the Company had $16,120 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99%.

7. INCOME  TAXES
----------------

     The  income  tax  provision  (benefit)  consists  of  the  following:


             Six Months    Six Months
               Ended         Ended
           September 30,    June 30,
               2006           2005
          --------------  -----------

Current   $            -  $         -
Deferred               -            -
          --------------  -----------

          $            -  $         -
          ==============  ===========

     The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

                                                     Nine Months      Nine Months
                                                        Ended            Ended
                                                    September 30,    September 30,
                                                        2006             2005
                                                   ---------------  ---------------

Income tax benefit computed at the statutory
federal and state income tax rates                   $2,250,000       $(177,500)

Valuation allowance for net operating loss income
tax benefits not recognized                          (2,250,000)        177,500
                                                   ---------------  ---------------

                                                         $-               $-
                                                   ===============  ===============

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

     At September 30, 2006, the Company has net operating loss carryforwards estimated to be approximately $2,250,000, which are set to expire from 2019 through 2023. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

     No income taxes were paid for the three or nine-month periods ended September 30, 2006 and 2005. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

8. COMMITMENTS  AND  CONTINGENCIES
----------------------------------

     During 2006, the Company had entered into a three year employment agreement with a key executive which provided for an annual salary of $250,000 and the grant of 6.9 million shares of the Company's common stock. The payment of salary pursuant to this agreement is deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary pursuant to this contract totaled $166,667 as of September 30, 2006. The Company is currently renegotiating the stock grant with this key executive and as of the date of these financial statements the outcome of these negotiations is not certain. Accordingly, the Company has not recorded any cost related to the stock based compensation component of this arrangement in its current consolidated financial statements, but will do so in a period that the above mentioned negotiations are finalized.

Mr. Lopardo became our Chairman on August 9, 2006. Pursuant to Mr. Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of September 30, 2006, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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
                    ==========

     Through September 30, 2006, no services were rendered under this agreement and no payments have been made. Management intends to renegotiate this agreement.

     As of September 30, 2006, Myriad - Tunica has made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi. A summary of the pending financial commitments are discussed in the following paragraphs.

Myriad - Tunica has entered into land purchase options on two real estate sites to be used in the development of resort facilities. The options require monthly payments which extend the purchase options for thirty days and, if not exercised or negotiated, will expire in June 2007. Upon exercise of the right to purchase the land, the options would terminate without further commitment. All funds paid on the purchase options are recorded as an expense as they are not applied as a reduction in the purchase price of the underlying real estate. As of September 30, 2006, the payments due under these land purchase options, assuming that such options are not exercised, total $780,000 during the next twelve months.

9. STOCKHOLDERS'  EQUITY
------------------------

     There are 300,000,000 shares of $.001 par value common stock authorized of which 45,834,819 were outstanding at September 30, 2006. At September 30, 2006, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

     During the nine months ended September 30, 2006, the Company made stock grants to various service providers totaling 1,275,000 shares at an average market price of $0.29 per share. This resulted in the recognition of $363,250 of expense for the nine months ended September 30, 2006.

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

During the three months ended September 30, 2006, the Company entered into a convertible debenture agreement which included a beneficial conversion feature. This agreement resulted in the recognition of interest expense in the amount of $1,050,000 and additional paid-in capital in the same amount. See note 4 for additional information.

10. RELATED  PARTY  TRANSACTIONS
--------------------------------

     In prior quarters certain accounting, administrative and management functions were being provided by Myriad - Golf, a related party. During the 3rd quarter this relationship was discontinued. A management fee was charged to the Company by Myriad - Golf as remuneration for these costs. Expenses paid for by Myriad - Golf generally consisted of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs. Allocations of these costs were determined based on the direct nature of the charge. The remaining overhead costs were allocated based on management's determination of the entity benefiting from the costs incurred. The Company believes that such allocation methods were reasonable. Management fees charged to the Company by Myriad - Golf were $484,892 and $303,057 for the nine months ended September 30, 2006 and 2005, respectively. As discussed above, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the Corporate headquarters.

     During the nine months ended September 30, 2006, the Company advanced funds to Myriad - Golf in excess of management fees. The total amount due from Myriad
-  Golf  as  of  September  30,  2006  was  $361,280.

During the nine months ended September 30, 2006, the acting general manager of the Myriad - Tunica project advanced funds totaling $1,050,000 to the Company which were used to fund planning and development costs on behalf of Myriad - Tunica and to pay other operating expenses. These advances from the general manager are reflected as due to related party in the accompanying consolidated financial statements. These advances were subsequently converted into a convertible debenture. See note 4.

11. CAPITAL  RESOURCES
----------------------

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

In order to provide working capital to fund day to day operating needs of the Company, as well as the site planning and development costs for the Myriad - Tunica project until such time that permanent financing is secured, the Company has entered into a funding agreement with Dutchess. Pursuant to the provisions of the Dutchess agreement the Company has filed a registration statement on form SB-2 to register 9,000,000 of the 56,000,000 shares of the Company's stock underlying an equity line transaction. Beginning on the effective date of the above mentioned registration statement the Company will have the right to "put" shares to Dutchess, which Dutchess will be required to purchase at a price equal to 93% of lowest closing bid price for the Company's stock during the five day period following the "put" notice. The volume of shares that can be "put" to Dutchess, at any given time, is limited to the greater of $250,000 or the product of 200% of the average trading volume for the ten days prior to the "put" date multiplied by the average of the closing price for the Company's common stock for the three days preceding the "put" date. Additionally, the Company is prohibited from executing a "put" of shares to Dutchess until the previous "put" has been funded, which is scheduled to occur seven business days following the "put" notice. The cumulative fundings under the Dutchess agreement are limited to $20 million. No amounts have been funded pursuant to this agreement through September 30, 2006.

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad - Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.


12. EARNINGS  PER  SHARE
------------------------

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                       Nine Months      Nine Months      Three Months     Three Months
                                          Ended            Ended            Ended            Ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2006             2005             2006             2005
                                     ---------------  ---------------  ---------------  ---------------
Numerator
Net loss                             $   (4,155,172)  $     (522,148)  $   (2,843,412)  $     (147,445)
                                     ===============  ===============  ===============  ===============

Denominator
Weighted-average shares outstanding      43,801,870       39,138,659       46,325,556       39,703,426
                                     ===============  ===============  ===============  ===============

Basic loss per share                 $        (0.09)  $        (0.01)  $        (0.06)  $        (0.00)
                                     ===============  ===============  ===============  ===============

Diluted loss per share               $        (0.09)  $        (0.01)  $        (0.06)  $        (0.00)
                                     ===============  ===============  ===============  ===============

13. SUBSEQUENT  EVENTS
----------------------

On October 16, 2006 the Company entered into a consulting agreement with the acting general manager of the Myriad - Tunica project, who is also a shareholder, whereby he will receive a fee of $150,000 per year, payable monthly. These payments are scheduled to begin in the fourth quarter. In addition, the Company issued warrants to purchase up to 5,000,000 shares of common stock at various exercise prices between $0.30 and $3.00 per share.


On October 16, 2006, the Company entered into an agreement whereby the holders of the remaining 66% of Myriad - Tunica contributed their ownership to the Company. This resulted in Myriad - Tunica being 99% owned by the Company.
The remaining 1% is owned by Myriad Golf Resorts, Inc. The Company began consolidating Myriad - Tunica effective July 1, 2006, due to the related ownership and significance of transactions between the entities.

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

GENERAL

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties. Our primary operations are intended to be focused on destination experience resorts such as the anticipated Myriad-Tunica project. We may seek opportunities in other areas including country clubs, casinos, resort amenities and facilities, real estate operations and corporate services; however, we have no current plans to begin implementing these operations and do not have adequate financing available at this time. Further we do not anticipate investing in other companies.

We own, through our wholly-owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica"). On October 18, 2006, we obtained an additional sixty-six percent of the limited liability company membership interests of Myriad-Tunica, bringing our total to 99%. Our implementation of the Myraid-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort, and hiring of qualified individuals. In addition, a Director and Founder and former, President, Chief Executive Officer, and Chief Financial Officer, Mr. Scott Hawrelechko is the majority shareholder and serves as the President and Chief Executive Officer of Myriad Golf Resort, Inc., an Alberta, Canada corporation ("Myriad-Golf"), which owns a 1% percentage interest in Myriad-Tunica. The Company, Myriad-Tunica and Myriad-Golf are affiliates. To date, Myriad-Tunica's activities have involved obtaining approval from the Mississippi Gaming Commission for its gaming site and site development plan, securing contractual rights to a development site and management contracts associated with Myriad-Tunica's planned development. The Company is currently engaged in the very early stages of development of the planned 513-acre Myriad-Tunica resort, casino and enclosed climate controlled championship golf complex in Tunica County, Mississippi. Further, we are the sole manager of Myraid-Tunica and are responsible for the day-to-day operations of that entity.

Our immediate business objective is to implement the business plan of Myriad-Tunica. Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations. The project will be located less than 45 minutes from Memphis, Tennessee. The Myriad-Tunica project is intended to be a multi-attraction themed resort designed to be an International destination. The Myriad-Tunica Project will emphasize the spirit and history of Mississippi and the Mississippi River -- the Heartland of America -- a story that will intrigue the mind of the global guest seeking travel and leisure. All attractions of the Myriad-Tunica Project are subject to final design, safety, and engineering specifications. The Myriad-Tunica Project will be situated on 513 acres along the Mississippi River in Tunica County, Mississippi for year-round enjoyment of the following anticipated resort attractions:

    - Two 80,000 sq. ft. casinos with about 2,500 positions each and two 500 room casino hotels;
    - 1,200 room 4-star hotel;
    - 600,000 sq. ft. convention center, 400,000 sq. ft. in phase I and 200,000 sq. ft. in phase II;
    - 250,000 sq. ft. of retail (Phase 1); 750,000 sq. ft. for total build out;
    - 18-hole golf course (7,205 yards);
    - 2,500-seat entertainment venue;
    - Luxury Spa and;
    - Water Park - Snow Park (called The Snow Globe)

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

The Myriad-Tunica project is estimated to cost approximately $1.9 billion to complete and mobilization is scheduled to commence in July 2007. While our strategy is to participate as a part owner of Myriad-Tunica and to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad-Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals. On May 21, 2006, the Company, entered into three agreements for the sale of three separate casino parcels - tracts of land that will be the site of our casino operations -- (each a "Casino Pad") located in Tunica County, Mississippi, the site of the Company's planned 513-acre resort, casino and championship golf course. One Casino Pad is to be sold to High Plains Equity, LLC ("High Plains"); one Casino Pad is to be sold to Turtle Mountain Band of Chippewa ("Turtle Mountain"); and one Casino Pad is to be sold to Fort Berthold Indian Reservation ("Fort Berthold"). Each of the three agreements for the Casino Pads provides for a purchase price equal to $40,000,000 per Casino Pad payable as follows: (i) $25,000 on or before September 1, 2006 which represents all expenses, including licensing and legal fees necessary to obtain gaming license from the Mississippi Gaming Commission (the "Commission"); (ii) $500,000 in the form of a letter of credit within ten (10) days of receipt of formal notice by the Commission that site is approved for construction; (iii) $500,000 in the form of a letter of credit within ten (10) days of receipt of written receipt of sufficient documentation and financial assurances; and (iv) $38,975,000 upon closing. The closing date of the sale is projected for September 1, 2007, with provision for the closing on an earlier date in the event that all appropriate infrastructure is in place. The consummation of the sale of each Casino Pad is contingent upon several factors including: (i) Myriad Tunica must have the necessary approvals from the Tunica County Board of Commissioners and the Commission for construction and operation of the casino, hotel and ancillary facilities before December 20, 2006; and (ii) Myriad Tunica must have secured sufficient funding in place to build the property, including infrastructure, which is estimated to be approximately $1.9 billion. We are in discussions with the purchasers to get extensions to secure this funding from the original date of August 1, 2006 and do not anticipate any difficulties in being granted the extension until December 1, 2006. Further, pursuant to each of the three agreements, Myriad Tunica shall be entitled to receive a royalty of four percent (4%) of the gross gaming revenues reported to the Commission pursuant to the Mississippi Gaming Control Act. The royalty payment is to be paid to Myriad Tunica on a monthly basis, with certain penalty payments in the event the royalty is not paid in a timely manner. Further, each purchaser of the Casino Pads is required to pay certain other fees including a common area maintenance fee and transportation fee. Each of High Plains, Turtle Mountain and Fort Berthold are to build their own casino and hotel on their respective casino pad. Further we may sell one or more additional casino pads or build one or more casinos on these additional casino pads.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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



I.  RESULTS  OF  OPERATIONS

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The Company generated no revenues during the quarters ended September 30, 2006 and September 30, 2005. During the nine months of 2006, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company's operating expenses for the nine months ended September 30, 2006 was $2,806,718 compared to $406,641 during the comparable period for 2005. This increase in operating expenses was primarily attributable to increased professional fees and other expenses, management fees due to a related party and stock issued for services to consultants. In addition, the company had salary expense of $171,867 in 2006 and $0 in 2005. The Company also incurred interest expense of $1,090,846 and expenses of $257,608 representing equity in the losses of Myriad-Tunica during the nine months ended September 30, 2006, compared to interest expense of $35,332 and expenses of $80,175 representing equity in the losses of Myriad-Tunica during the nine months ended September 30, 2005. The Company had a net loss of $4,155,172, or $(0.09) per share, for the nine months ended September 30, 2006, as compared to a net loss of $522,148, or $(0.01) per share for the quarter period ended September 30, 2005.

The Company's revenues during 2006 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2006.

Liquidity  and  Capital  Resources

September  30,  2006

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

The Company's working capital was $(2,505,009) as of September 30, 2006 compared to $(894,400) as of September 30, 2005. This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and amounts payable to Myriad-Golf, and partially offset by stock sales to accredited investors during the quarter ended September 30, 2006. At September 30, 2006, the Company had cash of $0.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of September 30, 2006, the Company had $16,120 outstanding on this credit facility, bearing interest at a rate of 13.74%.

Net cash used by operating activities was $1,920,840 for the nine months ended September 30, 2006, as compared to $300,614 for the comparable period during 2005. This change was a result of increased activities in implementing our business plan of developing the Myriad-Tunica resort. Net cash used by investing activities was $0 for the nine months ended September 30, 2006, as compared to none for the comparable period during 2005, consisting of advances to Myriad-Tunica. Net cash provided by financing activities during the nine months ended September 30, 2006 was $1,851,946, consisting primarily of $1,366,654 derived from the sale of stock and $798,842 in net borrowings from a related party, which were partially offset by advances to Myriad Golf, a related party, in the amount of $307,780. During 2005, cash from financing activities was primarily provided by Myriad Golf, a related party.

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

LEGAL  FEES,  INCLUDING  ACCRUED  INTEREST

We had approximately $725,249 due at September 30, 2006 for legal fees. The amount owed accrues interest at 10% per year, or approximately $174,035 through September 30, 2006. We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

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

INCOME  TAXES

At September 30, 2006, the Company has net operating loss carryforwards estimated to be approximately $2,250,000 for income tax purposes which are set to expire from 2019 to 2023. Upon completion of the Company's income tax returns for the year ended December 31, 2005 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code
Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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



ITEM  3.  CONTROLS  AND  PROCEDURES

Our management, consisting of John Meeske and Nicholas Lopardo, our Chief Executive Officer and Chairman, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly report. Based on that evaluation, our Chief Executive Officer concluded that our current disclosure controls and procedures were effective as of the end of the period covered by this report, in ensuring that all information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 has been recorded, processed, summarized and reported within the time periods specified by the SEC.

CHANGES  IN  INTERNAL  CONTROLS


There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS

On June 26, 2006, Cordell Funding LLP, an entity engaged by us to assist us in providing real estate financings, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The suit seeks damages in excess of $2.3 million for our alleged failure to pay Cordell a commitment fee pursuant to a commitment agreement, entered into in March 2006. We have been granted an extension to respond to the complaint by September 5, 2006. On September 22, 2006, we executed a Settlement and Mutual General Release with Cordell providing for the complete dismissal of the action by Cordell in the amount of $30,000.


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

None.

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits

EXHIBIT
NUMBER            DESCRIPTION

31.1  Certification Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 Certification  Pursuant to 18 U.S.C. Section 1350

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           MYRIAD  ENTERTAINMENT  &  RESORTS,  INC.,

                           By:  /s/  John Meeske
                                ------------------------
                                John Meeske,  Chief  Executive Officer
                                And Principal Financial Officer
Date:  November 20,  2006