Form 10KSB
period 2006-12-31
Myriad Entertainment & Resorts, Inc.
filed 2007-04-17
CIK 1042501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO________________

COMMISSION FILE NO. 0-24640

MYRIAD ENTERTAINMENT & RESORTS, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware	64-0872630
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

2565 Horizon Lake Drive, Suite 110, Memphis, Tennessee 38133
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(910) 987-5314
(ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): NONE.

Title of each class name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   €

The Issuer had no revenues for the fiscal year ended December 31, 2006.  The aggregate market value of the voting stock held by non-affiliates of the Issuer based upon the last sale price of our common stock on April 13, 2007 was approximately $16,654,531.95.  Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on April 13, 2007: 40,360,071.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one):  Yes €  No €

PART I

ITEM 1.

BUSINESS

BACKGROUND

Myriad Entertainment & Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  We own, through our wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company ("Myriad-Tunica").

Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, with Scott Hawrelechko, the Company’s former Chairman, Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica.

On October 18, 2006, certain members of Myriad-Tunica transferred an aggregate of sixty-six percent (66%) of the limited liability Company membership interests to MER Resorts.  Further, we are the sole manager of Myriad-Tunica and are responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica has no authority to manage the operation of Myriad-Tunica.

OVERVIEW

Where we are now

Our immediate business objective is to implement the business plan of Myriad-Tunica.  Our implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort, and hiring qualified individuals.  Myriad-Tunica is currently engaged in the very early stages of development of a planned 513-acre resort, casino and championship golf course in Tunica County, Mississippi. As of the date of this filing, we do not own any destination resorts, country clubs, golf courses, casinos, hotels, resort amenities or related facilities.  Although construction of the resort has not begun as of the date of this filing, we have taken numerous steps toward its development, including:

On October 18, 2006, our wholly owned subsidiary, MER Resorts, Inc. obtained an additional sixty-six percent (66%) ownership in Myriad-Tunica, for a total of ninety-nine percent (99%);

On August 9, 2006, we hired Mr. Nicholas Lopardo as our Chairman of the Board;

On July 24, 2006, we announced the initiation of the permitting process to secure all permits and approvals necessary for the construction mobilization targeted for July 2007.  We anticipate having these approvals and permits within the next four to six months;

On June 29, 2006, we announced the approval from the Tunica County Board of Supervisors to implement a Tax Incentive Financing (“TIF”) plan that Myriad-Tunica can use to finance approximately $70 million of infrastructure costs associated with the construction of the resort;

On July 1, 2006, Mr. John Meeske became our Chief Executive Officer.  Mr. Meeske has extensive resort and club management experience;

On June 21, 2006 we expanded our board of directors, by adding six new directors each with extensive experience to assist us in facilitating our business plan;

On April 21, 2005, the Mississippi Development Authority granted approval for participation in the Mississippi Tourism Incentive Program (“TIP”) and issued to Myriad-Tunica a TIP certificate for up to approximately $290 million of sales tax rebates; and

On March 16, 2006, the Gaming Commission granted approvals to Myriad-Tunica for: (i) a two-year extension of gaming site and site development; and (ii) five additional casino sites.

We currently estimate that the cost of the planned resort will total $2.0 billion and we can make no assurance that we will be able to raise this capital.

Proposed Nature of Operations

Our primary operations are intended to be focused on destination experience resorts such as the Myriad-Tunica project.  We will be required to accomplish substantial goals in order to establish operations in destination experience resorts, including: (a) secure approximately $2.0 billion in financing; (b) get Gaming Commission approvals on numerous licenses and permits; and (c) hire and retain a management team to implement and sustain our plans.  We hope to have our licenses and approvals for construction in place within 6-8 months of the date of this Offering Memorandum and to begin construction mobilization by mid to late 2007.  We do not anticipate that Myriad Tunica will have any operating revenues until completion of this construction.

We anticipate that the projected timeline from mobilization to construction and completion of the project to be as follows: (a) October 1, 2006 to December 30, 2006: (i) complete design concept stage of the resort by Paul Ma and; (ii) complete drainage and site plan engineering for the 404 permit for development by Allen Hoshall by September 2007;  (b) January 1, 2007 to July 30, 2007: Site work industry (weather permitting) and build architectural design plans and specifications on the vertical structure to a seventy-five percent (75%) complete to start bidding process.  (c) August 1, 2007: Start the bid process to secure a confirmed cost not to exceed bid from general contractor.  (d) August 30, 2007: Start building the vertical structures to complete construction in 36 to 44 month schedule.  January 1, 2008:  commence preopening marketing and human resource process for operation.

We are in the process of retaining experienced leadership to help facilitate the implementation of our core business of providing a personalized club experience.  The addition of Mr. Meeske, our Chief Executive Officer, and Mr. Lopardo, our Chairman of the Board is our initial step toward building a talented and knowledgeable management team.  Further, we intend to focus on branding our licenses and utilizing Myriad-Tunica as a model to develop these brands

OWNERSHIP AND CONTROL OF MYRIAD WORLD RESORTS OF TUNICA, LLC

On October 18, 2006 we obtained, through our wholly owned subsidiary, MER Resorts, Inc., an additional sixty-six percent (66%) of the limited liability company membership interests in Myriad-Tunica.  As a result, we own, through MER Resorts, a ninety-nine percent (99%) ownership in Myriad-Tunica.  The remaining limited liability company interest in Myriad-Tunica is owned by Myriad Golf Resorts, Inc. an Alberta, Canada corporation.  We are the sole manager of Myriad-Tunica and are responsible for the day-to-day operations of that entity.

MYRIAD-TUNICA - PROJECT OVERVIEW

Our immediate business objective is to implement the business plan of Myriad-Tunica.  Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations.

The Myriad-Tunica is intended to be a multi-attraction themed resort designed to be an International destination, including an 18-hole golf course.  The project will be less than 30 minutes south of Memphis, Tennessee.  The Myriad-Tunica Project will emphasize the spirit and history of Mississippi and the Mississippi River -- the Heartland of America -- a story that will intrigue the mind of the global guest seeking travel and leisure.  All attractions of the Myriad-Tunica Project are subject to final design, safety, and engineering specifications.  The Myriad-Tunica Project will be situated on 513 acres along the Mississippi River in Tunica County, Mississippi for year-round enjoyment of the following resort attractions:

•

Four (4) casinos;

•

Four (4) Hotels 500 rooms each;

•

Covention Hotel 1,200 rooms;

•

Convention center;

•

18 hole Golf Course;

•

Water Park;

•

Mississippi Eye (observatory);

•

Luxury Spa;

•

Botanical Gardens;

•

2,500 seat performance venue; and

•

Retail.

The Myriad-Tunica Project also has expansion space available for the development. This project, the most ambitious resort development planned for Tunica County, would target a broad spectrum of visitors, including:

•

Casino players;

•

Families;

•

Conventions, exhibitions and trade shows (particularly botanical shows); and

•

Golf enthusiasts.

The Myriad-Tunica project is estimated to cost approximately $2.0 billion to complete and mobilization is scheduled to commence in 2007.  While our strategy is to capitalize on the destination resort concept, we may not be able to realize those objectives due to factors beyond our control, including without limitation, significant risks associated with financing the construction, management and operation of the Myriad-Tunica project, cash flow requirements, attraction and retention of experienced management, and compliance with regulatory conditions, permits and licensing approvals.

CONSTRUCTION MANAGEMENT

The construction management for the Myriad-Tunica project will be undertaken by HDC & Associates, a Georgia limited liability company.  HDC presently has $5.3 billion in active projects worldwide, including the following current clients/projects/brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Loews, Westin, Four Seasons and Wyndham.  Dale Cheek, a Company director, has served as President of HDC & Associates since 1992.

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

CASINO AND HOTEL MANAGEMENT

We believe that the casino and hotel management for the Myriad-Tunica project will be undertaken by an outside management company experienced in this industry.  We anticipate the construction of four, five hundred room hotels for the four casinos.  We will rely on the board and diverse talent of our management team and board of directors to find and retail the right person or company for this endeavor.  In addition to possibly using management agreements with any management company, we may acquire whole or partial ownership in any such company.

PROJECT SITE

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

The Tunica Airport runway was lengthened to 7,000-plus feet in the Fall 2004 granting access to corporate and regional aircraft.  The Tunica Airport is currently accessed by Lear Jets and Twins. The Company has been informed that Tunica County is in discussions with three major airlines to service the Tunica Airport with scheduled commercial flights.

GAMING AND TOURISM INDUSTRIES IN TUNICA, MISSISSIPPI

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

"... the Mississippi Gaming Commission has recently begun to publish data for the Mississippi River counties and have separated the data into the North River Region and the South River Region.  The North River Region is essentially the Tunica casinos with the addition of one casino in Lula.  The South River Region includes casinos in Vicksburg, Greenville and Natchez.  The total gaming revenues in the North River Region, essentially Tunica, remain strong totaling approximately $1,481,685,000 in 2003 or 79 percent of the total for the Mississippi River counties and 44 percent of the state total ..." The actual number of overnight visitors to Tunica is just over 1 million, 1,034,000 or 7.6 percent of the population within 250 miles of the project.  With 12,624,000 persons within 150 miles not visiting Tunica, it would appear that there is significant potential for growth.  It should also be noted that 30 percent or over 4 million persons within the market area are not 21 and cannot gamble.  To attract these, and their families, other activities and attractions are necessary for growth.  Because of many factors including single-parent households and two parents working, many prefer to spend vacations with the entire family.  Parents look for the opportunity to spend "quality time" with their children.  The importance of this has become even more pronounced since the tragic events since 9/11.  Recognizing the importance of this, the [Tunica] Convention & Visitors Bureau supports the development of "resorts" rather than more casinos.  Therefore, the concept proposed by Myriad with the wide variety of activities and entertainment appears prudent as this is perceived as the way to increase the market for Tunica by attracting many of the more than 12 million persons within a 250-mile radius to visit the area."

REGULATORY APPROVALS

Approved on March 16, 2006, the Mississippi Gaming Commission approved the revised gaming site and site development plan of the Myriad-Tunica project for 24 months, renewing the approval originally granted to Myriad-Tunica in June 2004.  Any such additional casino developments would require Mississippi Gaming Commission approval before construction could begin.  On April 21, 2005, the Mississippi Development Authority granted approval to Myriad-Tunica for participation in the Mississippi Tourism Incentive Program and awarded it a Mississippi Tourism Incentive Certificate (TP-016) making it eligible to receive up to $290,950,000 of sales tax rebates, effective during the first ten years of operation, collected from revenues generated from family-oriented operation of its proposed resort development.  The amount awarded was based on a formula that qualified 35% of the capital invested in family-oriented components of the resort to be eligible for rebate.  On July 8, 2004, the Board of Supervisors of Tunica County, Mississippi, approved an easement for the Myriad-Tunica project, which permits a roadway to be constructed through the property leading to the resort entrance.  Previously, in April 2003, the County of Tunica issued a support letter offering appropriate tax incentive and the use of revenue bonds to help Myriad-Tunica to secure the most attractive tax-exempt financing facility.  Additionally, the County of Tunica stated that it would consider providing other forms of financial assistance such as allowable development cost offsets for roads and easements, infrastructure savings and any applicable county or State tax abatement programs.  PENDING.  Notwithstanding such approvals, the Mississippi Gaming Commission may impose unanticipated requirements regarding the licensing of owners and managers of the casino to be constructed as part of the Myriad-Tunica project.  The opening and operation of the casino will be contingent upon Myriad-Tunica's receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations.  The laws, regulations and ordinances requiring these licenses, permits and approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.  The scope of the approvals required to open and operate a casino facility are extensive.  Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the Myriad-Tunica project or otherwise affect the design and features of the Myriad-Tunica project.  Failure to obtain or maintain any of the required licenses could significantly impair our financial position and results of operations.  The Mississippi Gaming Commission may, in its discretion, require certain individuals to file applications, be investigated and be found suitable in connection with the operations of the casino.  If the Mississippi Gaming Commission determines that a person is unsuitable to hold a gaming license, the Company understands that Myriad-Tunica would be required to acquire and/or reacquire such interests.  Additionally, Mississippi regulatory authorities have  broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in gaming operations.  Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied.  The suspension or revocation of any license which may be granted, or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations.  Further, compliance costs associated with gaming laws, regulations and licenses are significant.  Any change in the laws, regulations or licenses applicable to the gaming business or a violation of any current or future laws or regulations applicable to the gaming business or gaming license could require substantial expenditures or could otherwise negatively affect our business, financial condition and results of operations.  The Mississippi Gaming Commission also could take disciplinary action against Myriad-Tunica which could result in the limitation, conditioning, suspension or revocation of any approvals held by Myriad-Tunica and/or the imposition of a significant monetary fine against Tunica LLC.  Any such disciplinary action could significantly impair our operations.

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

As of July 24, 2006 our engineering principals, John Almond PE and Michael Young PE of Allen & Hoshall are in the process of obtaining the following permits and approvals:

1.

Corps of Engineers ("Corps") Section 10 and Section 404 permits.  These pertain to navigation and wetlands issues on the Mississippi River and tributaries.

2.

Yazoo-Mississippi Delta levee Board's ("YMDLB") approval for the construction of certain project features on the YMDLB property.  This pertains to construction and use of the ring levee and roads to protect the site and to provide access.

3.

Contract with YMDLB to give Myriad-Tunica the exclusive rights to use the rest of YMDLB property that will be rendered flood-free by the Myriad-Tunica ring levee.

4.

State of Mississippi Department of Archives and History approval.  This pertains to certification that there are no cultural or vegetative issues that prohibit development of the site.

5.

Tunica County Building Permits.  This pertains to the adequacy and acceptability of the site for the intended use.

6.

State of Mississippi Department of Environmental Quality permits.  This pertains to storm and water management, wastewater collection and treatment, air quality and other permits.

7.

State of Mississippi Board of Health approval.  This pertains to providing potable water to the development by Tunica County Utility District.

8.

U.S. Environmental Protection Agency's clearance certifying that there is no pre-existing pollution on the site that requires remediation.

9.

U.S. Department of Agriculture certification that there are no prime farmlands or other issues that will prohibit use of the site by Myriad-Tunica.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

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

At this time, we do not have any trademarks or service marks filed with the US Patent and Trademark Office.  However, our affiliates intend to register various service marks, including the name "Myriad Botanical Resort" with the U.S. Patent and Trademark Office.  We intend to apply with the U.S. Patent and Trademark Office for the registration of various other service marks.  We regard our contemplated service marks as valuable assets and intend to protect such service marks vigorously against infringement.

ITEM 2.

DESCRIPTION OF PROPERTIES

Currently our corporate headquarters are located in Memphis, Tennessee.

On August 4, 2006, we entered into a lease agreement with MM Industrial Memphis, LLC providing for space for our new corporate headquarters.  This space is approximately 6,500 square feet and is located at 2565 Horizon Lake Drive, Suite 110, Memphis, Tennessee 38133.  Monthly rent is $4,725 and we have paid a security deposit of approximately $19,000.  We plan to move into these new offices in the near future.  We believe that our current facilities are adequate to meet our foreseeable requirements or that suitable additional or substitute space will be available at competitive local rental rates if necessary.

ITEM 3.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES note who validated?

Our common stock generally trades on the OTC Bulletin Board system under the symbol "MYRA.”  For the period from February 7, 2005 to March 3, 2006, our stock was listed on the Pink Sheets under the stock ticker symbol "MYRA.PK.”  Our common stock resumed trading on the OTC Bulletin Board effective March 3, 2006 under the symbol "MYRA."

	2007
	High	Low
1st Quarter	0.85	0.34
Thru April 13, 2007	0.45	0.41
	2006
	High	Low
1st Quarter	1.00	0.16
2nd Quarter	0.50	0.39
3rd Quarter	0.39	0.21
4th Quarter	0.50	0.20
	2005
	High	Low
1st Quarter	0.50	0.15
2nd Quarter	0.35	0.10
3rd Quarter	0.40	0.10
4th Quarter	0.30	0.15

The source of these high and low prices was the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

HOLDERS OF COMMON STOCK

As of March 23, 2007 there were approximately 532 recordholders of the Company’s common stock.  Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore.  We have never declared or paid any dividends on our common stock.  We intend to retain any future earnings for use in the operation and expansion of our business.  Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock since our incorporation.  Management anticipates that in the foreseeable future, earnings, if any, will be retained for use in its business or for other corporate purposes.

TRANSFER AGENT

The transfer agent and registrar for the Company’s Common Stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of our securities that have been sold or issued by us during the past three years.  Each of these securities was sold without registration under the Securities Act of 1933, in reliance on Section 4(2) of the 1933 Act and the provisions of Regulation D or Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

In July 2004, we sold 5,000 shares of our common stock to one investor at a purchase price of $0.30 per share.  The investor represented in writing that it was an accredited investor and acquired the securities for its own account.  A legend was placed on the securities  stating that such  securities have not been registered under the Securities Act and cannot be sold or otherwise  transferred without an  effective  registration  statement  covering  such  shares or an the availability  of  an  exemption  from  the  registration   requirements  of  the Securities Act.

During Fiscal year ended 2005, we sold an aggregate of 1,334,501 shares of our common stock to 34 investors at prices at $0.20 per share and $0.30 per share.  The investors represented in writing that they were accredited investors and acquired the securities for their own accounts.  A legend was placed on the securities  stating that such  securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption  from  the registration requirements of the Securities Act.

During fiscal year ended 2006, we sold an aggregate of 950,334 shares of our common stock to 20 investors at prices at $0.20 per share and $0.30 per share.  The investors represented in writing that they were accredited investors and acquired the securities for their own accounts.  A legend was placed on the securities  stating that such  securities have not been registered under the Securities Act and cannot be sold or otherwise  transferred without an  effective  registration  statement  covering  such  shares or an the availability  of  an  exemption  from  the  registration   requirements  of  the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward-looking information.  This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this registration statement.  All statements other than statements of historical fact should be considered "forward-looking statements" for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential" or "continue," or the negative thereof or other similar words.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct.  Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements.  Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in "Risk Factors" section of this Form 10-KSB.

GENERAL

The company now owns 99% of the Tunica opportunity up from 33% just last year making it  possible to fund this venture.  We recently had our casino sites plans approved, we are close to gaining all of our permits, our team has been restructured, our funding credibility has grown under our Chairman Nicholas Lopardo and the Tunica Destination has made several positive moves.  Our company has completed its feasibility and appraisals and is focused on building the following resort in Tunica Mississippi:

•

Four (4) casinos;

•

Four (4) Hotels 500 rooms each;

•

Covention Hotel 1,200 rooms;

•

Convention center;

•

18 hole Golf Course;

•

Water Park;

•

Mississippi Eye (observatory);

•

Luxury Spa;

•

Botanical Gardens;

•

2,500 seat performance venue; and

•

Retail.

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

ORGANIZATIONAL STRUCTURE

The team has added Nicholas Lopardo, who will be communicating the Myriad story to those that can help fund the project and gaining client loyalty.  We brought in Rob Leahy as Executive Vice President of Finance, who has spent the past 10 years with Atlantis in the Bahamas - this is the type of experience we want to build our team around.  Beth Meister, former owner of ClubConcepts, joined our team to train and implement our Operating Protocol - "Personalized ClubLevel Service and Experiences" needed to build staff loyalty, help keep staff turnover low and guest repeat and referral business high.  JD Daniel joined our team bringing his Tiger Woods 1st Tee experience and his leadership as President of USA Partners to help us with our commitment to make a difference in our communities we build resorts as well as involve our employees in lifestyle activities.  James Shipley joined our team to bring awareness to Sports Marketing and Corporate Groups and how to attract Meeting Planners.

THE TUNICA DESTINATION

The Tunica area, our first resort destination location, has recently added Interstate Highway 69 which cuts the drive time from the Memphis International Airport to Tunica down to 30 minutes and makes the drive pleasant.  This fact coupled with the upgrading of the Tunica regional airport for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements will be very beneficial to Myriad especially since the regional airport is within 1 1/2 miles, and Myriad’s site is closer to the airport than any other casino in Tunica.

Tunica has nine casino properties, is the third largest gaming city and has several of the nationally famous and successful Casino companies such as Harrah’s, MGM. Boyd, Penn National etc.  These properties are upwards of 10 to 12 years old giving the potential new Myriad Resort a competitive edge.  Our expectations are that this will prompt these companies to invest additional funds into the Tunica properties making the overall Tunica destination even better.  We may not be Las Vegas yet but watch the growth of this Mid America destination.

There are over 12 million people within 150 miles of Tunica.  Our planned resort with its Water Park, Championship Golf Course, and attractions such as The Eye in the Sky, its major Entertainment strategic plan, the new Convention Center, the Botanical theme, the International Spa, the many new restaurants and the Casinos is expected to draw a much broader market at a higher economic income strata.  There are approximately 48 million people within an eight hour drive, 1,700,000 potential clients within 1 1/2 hours of Tunica and Memphis is only 30 minutes away.

STRATEGIC PLANS

We are in the middle of implementing a Sports Branding plan that is expected to further increase the market appeal of the overall Resort both for overnight stays and day visits.  The objective of maximizing the market appeal, blending conventions, social guests, sports enthusiasts and Casino players appeals to cross selling opportunities and greater potential Gross Sales per Occupied Room.  This successful strategy is part of the Business Plan for Myriad of Tunica.

We are planning to ultimately have several casinos and hope to become the largest single casino destination in Tunica and one of largest in the US which calls for talent like Bill Callnin, Chairman of CAYUGA Hospitality – Bill has focused on the Casino Industry for over 30 years.  Our Board has Jerry Wayne who has spent 17 years building the successful marketing & sales plan for Gaylord’s Opryland Convention Hotel in Nashville Tenn.  This property is known to run high occupancies and is one of most successful convention hotels in the world.  We are seeking the help of several signature golf course architects and builders to implement our Botanical Golf Course and will be announcing this once our funding is complete.  We are working with an Attraction Mall company to tie Retail, Attractions, Restaurants, Casinos, Conventions and Hotels into a smooth synergistic model using Paul Ma’s design protocol.

Being a part of building Mid-Americas finest resort destinations is not only exciting to our shareholders but recently our property owners, who are selling us their land to build this resort, offered to became a significant partner and owner in our company.  While the details will be completed shortly this move could have a significant impact on our ability to move forward with the funding.

THE TUNICA RESORT DREAM

After six years of focus on the Tunica Resort Dream, there are signs of significant progress leading to meeting our Mission.  We have our casino sites approved, our team is in place and ready to move forward. The Company has made significant progress on several fronts, including moving toward funding the project.  Further, we are in discussions with the land owners which could result in several joint relationships.  We are close to completing all of our entitlements and permits - we have been granted a two year extension on our tourism grant. Our appraisals and feasibility studies have validated our financial requests.  John Meeske, our Chief Executive Officer was just honored by Golf Inc. Magazine as the “Development Newsmaker of the Year” for the Myriad Resort along with some of the finest developers in the world.

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 TO DECEMBER 31, 2005

The Company generated no revenues during the twelve months ended December 31, 2006 and December 31, 2005.  During 2006, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company's operating expenses for the twelve months ended December 31, 2006 was $4,437,572 compared to $848,891 during the comparable period for 2005.  This increase in operating expenses was primarily attributable to increased professional fees and other expenses, management fees due to a related party and stock issued for services to consultants.  In addition, the Company had salary expense of $821,704 in 2006 and $0 in 2005.  This is due to accrued salary and consulting expense. The Company also incurred interest expense of $1,131,606 in 2006 and $48,144 in 2005. The majority of this is due to the non-cash beneficial conversion feature associated with a $1,050,000 debenture. The Company had a net loss of $5,569,246, or $(.13) per share, for the twelve months ended December 31, 2006, as compared to a net loss of $897,081, or $(.02) per share for the quarter period ended December 31, 2005.

The financial information for 2005 has been restated to reflect the receipt of 66% of Myriad – Tunica that occurred during the 4th quarter of 2007.  As a result the Company now owns 99% of Myriad Tunica.  The Company concluded that this receipt represented a common control transaction and therefore should be reflected in the earliest financial information presented.  Accordingly, the financial results for both years reflect Myriad – Tunica as a consolidated subsidiary.

The Company's revenues during 2007 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2007.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2006

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

The Company's working capital was a negative $3,724,438 as of December 31, 2006 compared to a negative $734,690 as of December 31, 2005.  This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and partially offset by stock sales to accredited investors during the quarter ended December 31, 2006.  At December 31, 2006, the Company had cash of $40.

The Company has historically derived its cash from the sale of shares.  In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of December 31, 2006, the Company had $16,120 outstanding on this credit facility, bearing interest at a rate of 13.99%.

Net cash used by operating activities was $1,139,826 for the twelve months ended December 31, 2006, as compared to $406,917 for the comparable period during 2005.  This change was a result of increased activities in implementing our business plan of developing the Myriad-Tunica resort. Net cash provided by financing activities during the twelve months ended December 31, 2006 was $1,070,972, consisting primarily of $1,095,405 derived from the sale of stock partially offset by repayments of short borrowings and a lease deposit of $18,663 as compared to $477,829 in 2005 which consisted of $471,400 derived from the sale of stock and $15,092 in net borrowings from a related party (Myriad-Golf), which were partially offset by the repayment of short-term borrowings in the amount of $8,663, for the comparable period 2005.  We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this registration statement.  We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings.  We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.  Our working capital and the estimated range of funding needed for our day-to-day operations and to service our debt obligations for the next twelve months is $3,600,000.  Our working capital and estimated range of funding needed for the implementation of the Myriad-Tunica plan is approximately $2. billion.

During the 4th quarter of 2006 we entered into an agreement with a related party, and shareholder, whereby $1,050,000 of amounts owed to this individual were converted into a convertible debenture.  This debenture accrues interest at 8% annually and is due in full on September, 12, 2007.

During the 4th quarter the former Chief Executive Officer contributed 8,963,131 shares of common stock back to the Company which were subsequently cancelled.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $739,008 due at December 31, 2006 for legal fees for services rendered by our previous attorney.  The amount owed accrues interest at 10% per year, or approximately $187,815 through December 31, 2006.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.  We also owed approximately $68,000 to our current attorneys at December 31, 2006.

The Company's revenues during 2006 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2007.

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

INCOME TAXES

At December 31, 2006, the Company has net operating loss carryforwards estimated to be approximately $4,900,000 for income tax purposes which are set to expire from 2019 to 2023.  Upon completion of the Company's income tax returns for the year ended December 31, 2005 there may be adjustments to this estimate of the carryforwards.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

a.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. implementation of this pronouncement did not have a significant impact on the consolidated financial statements in the current year.

Stock-based compensation – Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted.  Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   At the date of adoption there were no stock awards outstanding.

Stock compensation expense during the current period represents compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price and includes assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company in fiscal 2006 and did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 8A.

CONTROLS AND PROCEDURES

(a) As of December 31, 2006, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chief Executive Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we had significant deficiency constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006.

The significant deficiency in internal control identified consisted of insufficient technical accounting resources related to consolidated financial statement preparation and disclosures required under accounting principles generally accepted.

Based on the evaluation, the Company’s Chief Executive Officer (who is the principal accounting officer)  conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB. Management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Based on that evaluation, the Chief Executive Officer (who is the principal accounting officer)concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

Remediation Plans

Management is also in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•

Develop procedures to implement a formal monthly closing calendar and process and hold monthly meetings to address the monthly closing process;

•

Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB;

•

Enhance the level of service provided by outside accounting service providers to further support and supplement our internal staff in accounting and related areas;

•

Seek additional staffing to provide additional resources for internal preparation and review of financial reports; and

•

Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-QSB and 10-KSB.

These remediation plans will be implemented during the second and third quarters of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness. Based on our existing funds, there can be no assurance that such procedures will be implemented on a timely basis, or at all.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of April 13, 2007:

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

Name	Age	Position

Nicholas Lopardo	60	Chairman of the Board

John Meeske	65	Director and Chief Executive Officer

Elizabeth Meister	46	Executive Vice President of People Development and Director

Dr. Robert S. Ross	86	Director

Dale Cheek	53	Director

Fiona Sutton	53	Director

Paul Ma	55	Director

William J. Callnin	73	Director

Jerry Anthony Wayne	56	Director

John M. Daniel, Jr.	46	Director

NICHOLAS LOPARDO has been our Chairman of the Board since August 2006 and a member of our Nominating Committee since March 2007.  From 2003 to present, Mr. Lopardo is the owner and managing partner of the North Shore Spirit, a minor league baseball team located in Lynn, Massachusetts.  From 1987 to 2002, Mr. Lopardo worked at State Street Corporation holding various positions including Vice Chairman and was the Chairman and Chief Executive Officer of State Street Global Advisors, State Street Corporation’s money management firm.  Under Mr. Lopardo’s guidance, State Street Global Advisors went from managing $18 billion in assets to $727 billion when he retired in 2001, helping grow State Street Global Advisors to be the 6th largest money management company in the world.  From 1968 to 1986, Mr. Lopardo worked for Equitable Life and was a senior vice president upon leaving.  Mr. Lopardo is the Board Chair of the Susquehanna University and has been inducted into that school’s Sports Hall of Fame.  He serves on many business, schools and social service boards, including Perkin Elmer, Inc., the Salvation Army, USA Hockey Foundation and Boston Partners in Education.  Mr. Lopardo graduated from Susquehanna University in 1968.

JOHN MEESKE was appointed to the Board of Directors on May 16, 2006 and became our Chief Executive Officer on July 1, 2006 and a member of our Audit Committee since March 2007.  Prior to July 1, 2006, Mr. Meeske worked for ClubCorp, the nation’s largest private country club company (owner/operator of Pinehurst Resort & Club, Homestead Resort & Club, and Barton Creek Resort & Club to name a few).  ClubCorp. hired John in the mid 1980’s following the sale of his two destination resorts to the company.  John is a member of CAYUGA Hospitality Advisors, a consulting group of graduates and faculty members of the Cornell Hotel School, the founder and principal of Resorts & Clubs, Inc. and a member of the International Resort Management Association.  Furthermore, he represents USA Partners in North Carolina and serves on the Board of the Downtown Development Corp. in Fayetteville, NC.  John received his MBA from Michigan State University and is currently the Director of The Center for Resort and Club Management at Methodist College, NC, the nation’s first accredited Business and Liberal Arts Institution that is dedicated to Resort & Club Management Concentration.

DR. ROBERT S. ROSS has served as a Director since July 6, 2004.  Dr. Ross currently serves as President of Environmental Structures, Inc., of Cleveland, Ohio, and Concept Development Institute, Inc., a nonprofit "think tank" located in Hudson, Ohio.  Previously, Dr. Ross served as Manager of Aeromechanical Research and Development at the Goodyear Aerospace Corporation in Akron, Ohio.  Dr. Ross has held many academic appointments including Director of The Guggenheim Institute in Akron, Ohio, where he taught as Special Lecturer in the Graduate School, was the first Director of the Instructional Television Network at the Case Western Reserve University, Cleveland, Ohio, and as Associate Professor at the University of Akron.  Dr. Ross' latest efforts are in the field of giant "pressure stabilized cable structures", new materials and manufacturing methods.  Dr. Ross received B.S., M.S. and Ph.D. degrees in Engineering.

DALE CHEEK has served as a Director since July 6, 2004.  Mr. Cheek has served as President of HDC & Associates since 1992, and has more than 30 years experience in the construction industry and project development services.  HDC specializes in providing services for project predevelopment through final construction.

FIONNA SUTTON was appointed a Director on June 21, 2006 and a member of our Nominating Committee since March 2007.Ms. Sutton has been working in the entertainment and recreation industry since 1979, when she was named Chairman and Chief executive of Select Contracts Group gaining a wealth of high quality design, fit-out, business planning and operational experience in the global leisure industry, including theme parks, leisure resorts, water parks and indoor entertainment centers.  While at Select Contracts Group, she helped design and build leisure, entertainment, sport and tourism destinations, with the client's operational requirements in mind.  Ms. Sutton graduated as a civil/mechanical engineer in 1975 from Manchester University in the United Kingdom before working as a drilling engineer before joining Select Contracts Group.

ELIZABETH MEISTER was elected to the Board of Directors on March 30, 2007.  Ms. Meister is Chairperson of Nominating Committee and member of Audit Committee.  Ms Meister is the President of Club Concepts Consulting, LLC, an innovative marketing firm purchased by Myriad Entertainment and Resorts working with developers and managers on the consultation, development, training and implementation of key marketing, sales and training initiatives. Over the past 20 years in the Club business, Beth has held several senior management sales and marketing positions with club industry leaders. Beth grew up in the country club business in South Florida.   After graduation from college, a natural transition brought her to the Club marketing business with Club Corporation of America, one of the largest club operation and ownership companies in the United States.  Beth worked as a membership director for 6 years before joining the Arnold Palmer Golf Management Company.  As part of the Marketing Department she oversaw the marketing and sales for the company’s 15 private clubs.  She also developed sales programs for catering and tournament operations for the companies public daily fee golf course division.  Beth was then promoted to director of business development, directing the management services division and was a member of the acquisition, takeover and implementation team.  Upon leaving Arnold Palmer Golf, Beth joined the Boca Raton Resort and Club as Director of Club Operations. Overseeing the Club’s member usage of the Hotel and Clubs’ 6 restaurants, beach club and off site country club facilities.  During her career Beth has assisted over 100 Clubs in the United States with successful marketing programs.

PAUL MA was appointed a Director on June 21, 2006.  Paul Ma has long been involved in designing resorts around the world.  Mr. Ma has helped create designs for the Royal Pacific Resort at Universal Orlando, a Loews Hotel, and Ikspiari, a thriving retail, dining and entertainment development at the heart of the Tokyo Disney Resort, and the design management of the re-branding and re-positioning of the Phoenix Seagaia Resort in Miyazaki, Japan.  Mr. Ma has been the Creative Designer for many destination resorts in the Hawaiian islands, including Hotel Hana Maui, the Westin Maui and Hyatt Regency Maui, Marriott Kauai and Hilton Waikoloa Village.  Mr. Ma has also worked with CRG Japan in creating a new brand of hotels in both facilities and protocols.  He has designed concepts for new-build hotels in Omotesando, Shinjuku, Osaka, Hiroshima, Yokohama Bay Side Marina, the largest marina in Asia, and Minato Mirai, a futuristic new city area in central Yokohama.

WILLIAM CALLNIN was appointed as a Director on June 21, 2006.  Since 1990 to Present, Mr. Callnin has been Chairman and Managing Director of Cayuga Hospitality Advisors, Inc. (Cayuga), overseeing and directing day-to-day operations.  Cayuga is an international network which markets the professional services of its 150 worldwide members, who provide a wide range of services to the hotel, resort, club, casino and foodservice industries.  Mr. Callnin is Managing Director of Cayuga's Casino Gaming Group, an international gaming consultancy providing advice and counsel to casino developers and operators in the United States, Asia, Australia, Europe and the Caribbean.  He is currently consulting as the casino expert in the development of a $360 million resort and casino on a 900-acre site in northeastern Pennsylvania.  Upon licensing and opening of the casino to the public, Mr. Callnin will provide ongoing asset management services for the casino's owner.  From 1978 to 1980 he was Vice President of Operations for Bally's Park Place Casino Hotel where he assisted in the planning, staffing, opening and operation of this $300 million project, with 512 guest rooms, 12 food, beverage and entertainment outlets, and a 60,000 sq. ft. casino, the total facility comprising 1.6 million sq. ft., with 4,200 individually licensed employees.  Prior to Bally's, Mr. Callnin spent nine years as senior principal and Regional Director of Management Advisory Services for Laventhol & Horwath, based in Philadelphia.  He was responsible for MAS operations in 14 states in the Mid-Atlantic and New England regions.

JERRY ANTHONY WAYNE was appointed a Director on June 21, 2006.  From 2004 to Present, Mr. Wayne has been the Vice President of Sales and Marketing at the Greenbrier Resort in West Virginia.  From 2001 until 2004, Mr. Wayne was the Executive Director of Sales and Marketing at the Galt House Hotel and Suites, The Executive Inn and the Executive West Hotels, Kentucky's three largest hotels.  From 1981-2000, Mr. Wayne acted as Senior Vice President of Sales and Marketing, Hospitality and Attractions with Gaylord Entertainment, formerly known as the Opryland Hotel in Nashville, TN.  With Opryland, he was also responsible for overseeing sales offices in Washington, D.C., New York, Chicago, Orlando and Dallas.  Mr. Wayne has been involved since the conception of Myriad, providing opening sales and marketing budget.

JOHN M. DANIEL JR. was appointed as a Director on June 21, 2006 and Chairman of our Audit Committee since March 2007.  Mr. Daniel founded USA Partners Sports Alliance (USAP) in 2002 as the Managing Principal.  USAP is a resource organizer of grants and resources of some of the largest sports organizations in America with a purpose of developing multi-purpose sports complexes around the Country.  Mr. Daniel founded TourTurf, and was most recently head of construction and design for the First Tee, which is a national program to make golf accessible to children of all socio-economic backgrounds.  He has participated in the design and development of over 100 golf facilities throughout the United States.  Prior to his involvement with The First Tee, Mr. Daniel was the Executive Director of the Hiawatha Golf Project.  Mr. Daniel is a former PGA Professional, as well as a golf instructor.

Significant Employees

ROBERT LEAHY. Mr. Leahy, a successful business leader with more than 20 years of financial experience, joined the Company in November 2006, MR. Leahy will continue to develop and execute financial strategies to support the Company's new business plan, which focuses Myriad's current efforts and resources on the development of the Myriad Botanical Resort in Tunica County, Mississippi. From 2001 to 2006, Mr. Leahy served as Vice President and Director of Process Improvement and Reengineering leading key corporate improvement projects including Sarbanes-Oxley Compliance for IT, Business Infrastructure Process Improvement (telecommunications), and a Customer Relationship Management System (CRM) selection project.

Code of Ethics

We have adopted a Code of Ethics for our senior management pursuant to the requirements of the Sarbanes-Oxley Act of 2003 and the rules and regulations of the Securities and Exchange Commission promulgated hereunder.

Family Relationships

As of December 31, 2006, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by is to become directors of executive officers.

ITEM 10.

EXECUTIVE COMPENSATION

No compensation was paid by the Company during 2004, 2005 and 2006 to persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer).

Mr. Meeske became our Chief Executive Officer on July 1, 2006.  Pursuant to Mr. Meeske's employment agreement, he is to receive a base salary of $250,000 per year, which shall accrue and be paid upon the Company receiving $5 million in financing.

Mr. Lopardo became our Chairman on August 9, 2006.  Pursuant to Mr. Lopardo's employment agreement, he is to receive a base salary of $400,000 per year upon the Company's receipt of at least $5 million in financing.

Executive Compensation

The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during the fiscal year ended December 31, 2006.  Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.  Shares issued in lieu of compensation are listed in the year the salary was due.

							Non-Equity
						Option/	Incentive
					Stock	Warrant	Plan	All Other
Name and Principal Position	Year	Salary		Bonus	Awards	Awards	Compensation	Compensation	Total
John Meeske	2006	$0	(1)	$0	$0	$0	$0	$0	$0
Chief Executive Officer
Nicholas Lopardo	2006	$0	(2)	$0	$0	$0	$0	$0	$0
Chairman of the Board
Scott Hawrelechko	2006	$0	(3)	$0	$0	$0	$0	$0	$0
	2005	$0	(3)	$0	$0	$0	$0	$0	$0

(1)

Mr. Meeske became our Chief Executive Officer on July 1, 2006.  Pursuant to Mr. Meeske's employment agreement, he is to receive a base salary of $250,000 per year, which shall accrue and be paid upon the Company receiving $5 million in financing.  Pursuant to Mr. Meeske’s employment agreement, he is to receive an option to purchase 2,000,000 shares of common stock.

(2)

Mr. Lopardo became our Chairman on August 9, 2006.  Pursuant to Mr. Lopardo's employment agreement, he is to receive a base salary of $400,000 per year upon the Company's receipt of at least $5 million in financing.  Pursuant to M. Lopardo’s employment agreement, he is to receive 6,000,000 shares of restricted common stock.

(3)

Mr. Hawrelechko became our Chairman and Chief Executive Officer effective July 6, 2004 at the closing of the change in control transaction involving the issuance of 22,000,000 shares of the Company's common stock to Mr. Hawrelechko.  Mr. Hawrelechko resigned as our Chief Executive Officer and Chairman in July and August, 2006, respectively.  Mr. Hawrelechko has also resigned as our Chief Financial Officer and a Director on November 1, 2006.

There were no option grants during 2006.  Effective with the closing of the change in control transaction on July 6, 2004 involving the issuance of 22,000,000 shares of the Company's Common Stock to Mr. Hawrelechko, all options previously granted to Mr. Dabich and Ms. Smith, former employees of the Company, were cancelled.  Accordingly, we have not included any further information regarding individual grants of stock options during fiscal 2004 and 2005 to each of the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2006.

	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested

Name
John Meeske		--	--		--	--	--	--
Nicholas Lopardo		--	--		--	--	--	--

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS:

BOARD OF DIRECTORS

During the year ended December 31, 2006, there were no formal meetings of the Company's Board of Directors.  The Company held a formal board meeting in March 30, 2007.  Other actions in 2006 were conducted by means of unanimous written consents.  In order to facilitate the various functions of the Board of Directors, the Board of Directors has formally established an Audit Committee and a Nominating and Compensation Committee.

AUDIT COMMITTEE

The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company's independent auditors and makes recommendations to the Board with respect to these and related matters.  Mr. Scott Hawrelechko, the Company’s former executive officer and director, was the sole member of the audit committee until his resignation in late 2006. However under new management we elected new members to our Audit Committee in March 2007.  The Audit Committee currently consists of hree (3) members: JD Daniel, Chairman and Elizabeth Meister, Robert Leahy.  None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc.

NOMINATING AND COMPENSATION COMMITTEE

Our Nominating and Compensation Committee’s main function is (i) to review and recommend to our board compensation and equity plans, policies and programs and approve executive officer compensation, and (ii) to review and recommend to our board the nominees for election as directors of the company and to review related Board development issues including succession planning and evaluation. The members of our Compensation and Nominating Committee are Elizabeth Meister, Chairperson, and Dale Cheek and Fiona Sutton, each of whom is a non-employee member of our board of directors.

DIRECTOR COMPENSATION

Directors who are also employees and/or officers of the Company do not receive any additional compensation in connection with their service on the Company's Board of Directors or committees of the Board of Directors.  In addition, the Company currently does not have any specific compensation arrangement to pay non-employee Directors for service on the Company's Board of Directors although the Company anticipates that it may develop such a program in the future consisting of cash, stock, and/or a combination of cash and stock, to compensate non-employee Directors for attending meetings of the Board and/or committees of the Board in person and/or telephonically.  Upon appointment to the board, each director received 25,000 shares of our restricted common stock.

EMPLOYMENT AND CONSULTING AGREEMENTS

On February 6, 2006, we entered into an employment agreement with Mr. John Meeske, our Chief Executive Officer and a Director.  The term of the agreement is for three years, and may be extended for two, three-year terms.  Mr. Meeske shall earn a base salary of $250,000 per year, payable upon the Company securing $5 million in financing.

Accordingly, upon effectiveness of this offering, we will begin to pay Mr. Meeske’s salary, and options to purchase up to 6,000,000 shares of common stock, 2,000,000 of which are deemed to be beneficially owned. In addition, Mr. Meeske is entitled to an annual incentive bonus and will be issued1 million shares of restricted common stock.  Also, Mr. Meeske will assist the Company in identifying and retaining new employees, as well as assisting in structuring their compensation package including the issuances of shares of common stock.

On August 9, 2006, we entered into an employment agreement with Mr. Nicholas Lopardo, our Chairman of the Board.  The term of the agreement is for three years.  Mr. Lopardo shall earn a base salary of $400,000 per year, payable upon the Company securing $5 million in financing.  Accordingly, upon effectiveness of this offering, we will begin to pay Mr. Lopardo’s salary.  Further, Mr. Lopardo may be entitled to receive certain financing bonuses equal to 2% of the total proceeds raised in a debt financing and 3% of the total proceeds raised in an equity financing.  Further, Mr. Lopardo is entitled to receive an annual incentive bonus.  Moreover, Mr. Lopardo shall receive a total of six million shares of our restricted common stock.

STOCK OPTION PLANS

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

As of December 31, 2006, there were no options to purchase shares of common stock outstanding.  No shares had been issued upon exercise of outstanding options, and 5,000,000 shares remain available for future grant under the 2000 stock plan.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of copies of such forms furnished to the Company and its records, the Company believes that during the last fiscal year, Mr. Meeske filed a late report on SEC Form 3 and Form 4, and Ms. Elizabeth Meister is late in her Form 3 filing and that none of our officers, directors and greater than 10-percent beneficial owners was required to file a Form 5 since all reportable transactions and holdings were previously reported.  Further, Whitemore Trust, and/or Larson Elmore have not filed a Schedule 13D.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 13, 2007 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.  Shares of common stock that may be acquired by an individual or group within 60 days of April 13, 2007, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Percentage of ownership is based on 40,360,071 shares of common stock outstanding.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders.  Unless otherwise indicated, the address for each director and executive officer listed is: c/o Myriad Entertainment and Resorts, Inc., 2562 Horizon Lake Drive, Suite 110, Memphis, Tennessee 38133.

Name of Shareholder	Number of Shares	Percent of Common Stock
Scott Hawrelechko**	3,840,000	9.51%

John Meeske(1)	3,025,000	7.5%

Nick Lopardo (2)	0	*

Dr. Robert S. Ross	100,000	*

Elizabeth Meister(3)	0(3)	*(3)

Dale Cheek	100,000	*

Fiona Sutton	25,000	*

Paul Ma	25,000	*

William J. Callnin	25,000	*

Jerry Anthony Wayne	25,000	*

John M. Daniel, Jr.	25,000	*

Whitmore Trust (4)	3,587,500	8.89%

All executive officers and directors as a group (10 persons)	3,350,000	8.30%

*

Less than one percent.

**

Mr. Hawrelechko resigned from all executive officer and director positions with the Company and, as previously agreed, returned approximately 8,963,131 shares of common stock to the Company's treasury.

(1)

Consists of (i) 1,025,000 shares of common stock and (ii) 2,000,000 shares of common stock underlying stock options.

(2)

Pursuant to Mr. Lopardo's Employment Agreement, we are entitled to issue him up to 6,000,000 shares of our Restricted Common Stock.

(3)

Ms. Meister is to receive 25,000 shares of common stock for her recent appointment to the board and 250,000 for the sale of her company Club Concepts Consulting LLC to the Company.

(4)

Includes options to purchase 3,587,500 shares immediately exercisable from Charles R. Cronin, Jr. and/or affiliates.  Mr. Larson, our project manager, is a trustee of the Whitmore Trust and as such has the voting and dispositive power of these shares.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 13, 2006, we executed a Consulting Agreement with Mr. Larson Elmore, our FORMER project manager.  Pursuant to the Agreement, Mr. Elmore was to provide certain management services and advice to us in connection with our Myriad-Tunica project.  Mr. Elmore was to receive $150,000 per year for four years; such amount to accrue until we have sufficient funds to pay him.  Further, Mr. Elmore was to receive a development fee equal to one and a half percent of the total amount received pursuant to one or more loans for the construction and development of the project.  As of January 2007, the Company terminated this consulting agreement with Mr. Elmore.

On October 13, 2006, we issued an eight percent (8%) Convertible Debenture and Warrant to Mr. Larson Elmore.  The Debenture is in the principal face amount of $1,050,000, subject to certain conditions, and is due on or before October 13, 2007.  The Conversion price of the Debenture is $0.10 per share.  Mr. Elmore was granted certain registration rights relating to the shares of common stock underlying the Debenture.  Further, we issued to Mr. Elmore a five-year warrant to purchase 5,000,000 shares of our common stock at varying exercise prices between $0.30 and $3.00 per share.  As of March 2007, the Company is substantiating the actual principal amount it is obligated to pay to Mr. Elmore.

In January 2003, Myriad Golf entered into a Myriad-Tunica Management Agreement with HDC & Associates providing for payment of $20,000 monthly during the construction period of the contemplated Myriad-Tunica project.  Mr. Cheek, a Director of the Company, is the President of HDC & Associates.

In January 2007, the Company purchased Club Concepts Consulting, LLC, an entity owned and operated by Ms. Elizabeth Meister, a Director of the Company.  Pursuant to this agreement, Ms. Meister is to receive 250,000 shares of the Company’s common stock.

ITEM 13.

EXHIBITS.

(a)

Financial Statements and Schedules.  The Financial Statements and

Schedules required to be filed hereunder are enclosed on Pages F-1 through F-12.

(b)

Reports on Form 8-K.

During the last quarter of the fiscal year ended December 31, 2006, we did not file reports on Form 8-K.

(a)

Exhibits

(a) Exhibits
2.1

Securities Purchase Agreement between the Registrant and Scott Hawrelechko, dated June 22, 2004(filed as Exhibit 2.1 to the Annual Report on Form 10-KSB for year ended December 31, 2004, filed May 16, 2005 and incorporated herein by reference).*

3.1

Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3(i).1 to Annual Report on Form 10-KSB for year ended December 31, 2004, filed May 16, 2005 and incorporated herein by reference).  *

3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.11.1 to Annual Report on Form 10-KSB for year ended December 31, 2004, and incorporated herein by reference). *
10.6

Subscription for Shares by and between the Registrant and various Subscribers (filed as Exhibit 10.2 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed on November 3, 2005 and incorporated herein by reference)*

10.7

Securities Purchase Agreement by and between the Registrant and various Subscribers (filed as Exhibit 10.1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, filed on November 3, 2005 and incorporated herein by reference)*

10.8

First Amended and Restated 2000 Stock Incentive Plan Subscribers (filed as Exhibit 10.1 to Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on May 16, 2005 and incorporated herein by reference)*

10.9	Employment Agreement of John Meeske, dated January 3, 2006 and addendum thereto, dated July 25, 2006 (filed as Exhibit 10.9 and incorporated herein by reference)
10.10	Amended and restated Investment Agreement between the Company and Dutchess dated August 3, 2006 (filed as Exhibit 10.10 and incorporated herein by reference)
10.11	Lease Agreement between the Company and MM Industrial Memphis, LLC dated August 4, 2006 (filed as Exhibit 10.11 and incorporated herein by reference)
10.12	Employment Agreement between the Company and Mr. Nick Lopardo dated August 9, 2006 (filed as Exhibit 10.12 and incorporated herein by reference)
10.13	Consulting Agreement between the Company and Larson Elmore, dated October 13, 2006 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form SB-2)*
10.14	8% Convertible Debenture, dated October 13, 2006 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form SB-2)*
10.15	Warrant for the purchase of Common Stock, dated October 13, 2006 (filed as Exhibit 10.15 to the Company’s Registration Statement on Form SB-2)*
10.16	Consent of the Members of Myriad World Resorts of Tunica, LLC, dated October 16, 2006 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form SB-2)
21	List of Subsidiaries Subscribers (filed as Exhibit 21.1 to Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006 and incorporated herein by reference)*
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350

*

Previously filed as indicated therein.
(1)

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The following table represents fees billed for professional audit services rendered by MSF for the years ended December 31, 2006 and December 31, 2005.

	2006	2005

Audit fees (1)	$54,445	$ 46,000
Audit related fees (2)	$17,596	$ 16,600
Tax fees (3)	$10,024	--
All other fees (4)	--	--

(1)

Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as quarterly reviews.

(2)

Audit related fees consisted principally of assistance with research and assistance with regulatory filings such as the SB-2 filed during 2006.

(3)

Tax related fees in 2006 represent tax compliance services provided for the 2004 and 2005 tax returns.  Moore Stephens Frost did not bill the Company for any tax services in 2005.

(4)

Moore Stephens Frost did not bill the Company for any other services in calendar years 2006 and 2005.

The engagement of MSF to render audit or non-audit services requires the prior approval of our Audit Committee and/or Board of Directors.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2007.

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ John Meeske
John Meeske
Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Elizabeth Meister	/s/John Meeske
Elizabeth Meister Executive Vice President of People Development and Director April 17, 2007	John Meeske Chief Executive Officer, Director April 17, 2007

/s/Nick Lopardo	/s/Dale Cheek
Nick Lopardo Chairman of the Board April 17, 2007	Dale Cheek Director April 17, 2007

/s/Fiona Sutton	/s/Dr. Robert S. Ross
Fiona Sutton Director April 17, 2007	Dr. Robert S. Ross Director April 17, 2007

/s/Paul Ma	/s/Jerry Anthony Wayne
Paul Ma Director April 17, 2007	Jerry Anthony Wayne Director April 17, 2007

/s/William J. Callnin	/s/John M. Daniel
William J. Callnin Director April 17, 2007	John M. Daniel Director April 17, 2007

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

December 31, 2006

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Table of Contents

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Page F- 1 F-2 F-3 F-4 F-5 F-6 F-15

Report of Independent Registered Public Accounting Firm

Board of Directors

Myriad Entertainment and Resorts, Inc.

   and Subsidiaries

Memphis, Tennessee

We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 12.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company restated the 2005 financial statements to reflect Myriad – Tunica as a consolidated subsidiary.

\s\ Moore Stephens Frost

Certified Public Accountants

Little Rock, Arkansas

April 17, 2007

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2006

Assets
Current assets
Cash	$40
Equipment	2,018
Other long-term assets
Lease deposit	18,663
Due from shareholder	39,771
Total other long-term assets	58,434
Total assets	$60,492
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	894,210
Accrued liabilities	483,500
Due to stockholder	31,663
Short-term borrowings	16,120
Accrued legal fees, including interest	739,008
Convertible debenture	959,977
Total current liabilities	3,124,478
Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 38,210,071shares	38,210
Additional paid-in capital	5,843,793
Accumulated deficit	(8,945,989)
Total stockholders' deficit	(3,063,986)
Total liabilities and stockholders' deficit	$60,492

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005
		(restated)
Operating revenues
Fees billed	$-	$-
Operating expenses
Salaries	821,704	-
Stock issued for services	605,000	106,500
Professional fees and contract services	2,054,561	159,480
Management fees - related party	484,892	542,829
Other expenses	471,415	40,082
Total operating expenses	4,437,572	848,891
Net loss from operations	(4,437,572)	(848,891)
Other expenses
Interest expense	(1,131,606)	(48,144)
Other	(68)	(46)
Total other expenses	(1,131,674)	(48,190)
Net loss before income taxes	(5,569,246)	(897,081)
Income tax benefit	-	-
Net loss	$(5,569,246)	$(897,081)
Net loss per common share:
Basic	$(0.13)	$(0.02)
Diluted	$(0.13)	$(0.02)
Weighted average shares outstanding:
Basic	43,017,572	39,372,093
Diluted	43,017,572	39,372,093

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2005 (restated)	38,407,133	$38,407	$2,027,764	$(2,479,662)	$(413,491)
Stock issued for services rendered	355,000	355	106,145	-	106,500
Stock issued	1,940,334	1,940	469,460	-	471,400
Net loss (restated)	-	-	-	(897,081)	(897,081)
Balance December 31, 2005 (restated)	40,702,467	40,702	2,603,369	(3,376,743)	(732,672)
Stock issued for cash	3,545,735	3,546	1,091,859	-	1,095,405
Stock issued for services	1,925,000	1,925	603,075	-	605,000
Shares issued for executive
compensation	1,000,000	1,000	379,000		380,000
Beneficial conversion feature
associated with convertible
debenture	-	-	1,050,000	-	1,050,000
Warrant issued with convertible
debenture			96,023		96,023
Stock based compensation			11,504		11,504
Cancellation of shares (note 2)	(8,963,131)	(8,963)	8,963		-
Net loss	-	-	-	(5,569,246)	(5,569,246)
Balance - December 31, 2006	38,210,071	$38,210	$5,843,793	$(8,945,989)	$(3,063,986)

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flow

For the Years Ended December 31, 2006 and 2005

	2006	2005
		(restated)
Cash flows from operating activities
Net loss	$(5,569,246)	$(897,081)
Adjustments to reconcile net loss to net cash
used by operating activities
Beneficial conversion feature associated with debenture	1,050,000	-
Stock issued for compensation and services	996,504	106,500
Changes in operating assets and liabilities		-
Due from/to shareholders	(171,434)	316,987
Accounts payable	1,928,470	7,857
Accrued liabilities	469,487	14,013
Accrued legal fees, including interest	156,393	44,807
Net cash used by operating activities	(1,139,826)	(406,917)
Cash flows from investing activities
Purchase of equipment	-	(2,018)
Net cash used by investing activities	-	(2,018)
Cash flows from financing activities
Stock issued for cash	1,095,405	471,400
Repayments of short-term borrowings	(5,770)	(8,663)
Net advances (to) from Myriad Golf Resorts, Inc.	-	15,092
Lease deposit	(18,663)	-
Net cash provided by financing activities	1,070,972	477,829
Net increase (decrease) in cash	(68,854)	68,894
Cash - beginning of year	68,894	-
Cash - end of year	$40	$68,894
Supplementary disclosure of cash flow information
Payables to shareholder converted to debt	$1,050,000	$-
Cash paid during the period for interest	$1,424	$3,337

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

1.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (the “Company”) and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes thereto are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.

a.

Nature of the business - Myriad Entertainment and Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  The Company owns, through our wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC (Myriad – Tunica), a Mississippi limited liability company.  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, with Scott Hawrelechko, our former Chairman.  Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company's common stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica.   On October 18, 2006, certain members of Myriad-Tunica transferred an aggregate of sixty-six percent (66%) of the limited liability Company membership interests to the Company.  The Company is the sole manager of Myriad-Tunica and is responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica does not have the authority to manage the operation of Myriad-Tunica.

The Company’s immediate business objective is to implement the business plan of Myriad-Tunica.  The implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort, and hiring qualified individuals.  Myriad-Tunica is currently engaged in the very early stages of development of a planned 513-acre resort, casino and championship golf course in Tunica County, Mississippi.

b.

Principles of consolidation and 2005 restatement – The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary, Myriad World Resorts of Tunica, LLC (Myriad – Tunica).  Myriad Golf Resorts, Inc. (“Myriad – Golf”) is a 1% partner in Myriad – Tunica.  The losses of Myriad – Tunica have exceeded the minority interest in the equity capital of Myriad – Tunica therefore, the excess losses and any further losses applicable to the minority interest are being charged against the majority interest held by the Company, as there is no obligation of Myriad – Golf to make good on these losses.  In the event future earnings do materialize, the Company will be credited to the extent of losses previously absorbed on behalf of Myriad – Golf.

Prior to October 16, 2006, the Company owned 33% of Myriad – Tunica.  On October 16, 2006, the Company entered into an agreement whereby the former CEO of the Company and the former project manager contributed the 66% of Myriad – Tunica, which they held, to the Company.  This resulted in Myriad – Tunica being 99% owned by the Company with the remaining 1% owned by Myriad – Golf.  This transaction is considered to be a common control transaction and therefore the financial statements presented have been restated for all periods presented to reflect Myriad – Tunica as a consolidated subsidiary for the years ended December 31, 2006 and 2005.  See note 2.

All intercompany balances have been eliminated in consolidation.

c.

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2006, the Company had no cash equivalents.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

d.

Depreciation – The Company’s equipment is depreciated using the straight-line method.  The Company did not record depreciation expense for the year ended December 31, 2006 and any amounts would not have been material to the consolidated financial statements.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.

Revenue recognition – The Company did not earn any revenue for the years ended December 31, 2006 or 2005.

f.

Income taxes – The Company provides for income taxes based on the liability method.  No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

g.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

h.

Accounting for stock-based compensation – Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted.  Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   At the date of adoption there were no stock awards outstanding.

Stock compensation expense during the current period represents compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price and includes assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors.

i.

Fair value of financial instruments – The fair values of cash, receivables, accounts payable and notes payable approximate their carrying values due to the short-term nature of the instruments.

j.

New accounting pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  The implementation of this pronouncement did not have a significant impact on the consolidated financial statements in the current year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year.  The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company in fiscal 2006 and did not have a material impact on the Company’s consolidated financial statements.

2.

Corporate Restructuring

During September 2006, the Company began to restructure its’ operations in order to facilitate the development of the Myriad – Tunica project.  This restructuring included the following key activities:

•

Moving the corporate headquarters from Edmonton Alberta, Canada to Memphis, Tennessee

•

Resignation of the former Chief Executive Officer of the Company

•

The addition of several new positions within the Company

•

Contribution of 66% of Myriad – Tunica held by the former CEO and former project manager to the Company

•

Contribution by the former CEO of 8,963,131 shares of common stock to the Company which were then subsequently cancelled

The Company evaluated the contribution of 66% of Myriad – Tunica by the former CEO and  former project manager and concluded that it represented a common control transaction as defined by SFAS 141 and AICPA Interpretation No. 39 of APB Opinion No. 16 , “Transfers and Exchanges Between Companies Under Common Control,” which states that assets and liabilities transferred between entities under common control should be accounted for at historical cost in a manner similar to that in pooling of interests accounting. Accordingly, the assets and liabilities of Myriad – Tunica have been recorded at book value.  In addition, the financial statements presented have be restated to reflect Myriad – Tunica as consolidated subsidiary as of the earliest period presented. This restatements of the 2005 financials information did not change EPS as previously reported

Nothing was provided to the former CEO in exchange for the 8,963,131 shares that were contributed and subsequently cancelled.   This transaction is reflected in the statement of stockholders equity as a reduction

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

in shares outstanding.    There was no impact to the results of operations of the Company as a result of the contribution of these shares.

3.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad – Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad – Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. The amounts owed are subject to final review and approval by the Board of Directors however, October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8% convertible debenture in the amount of $1,050,000.  The maturity date of the debenture is September 12, 2007 with interest at 8%.  The debenture is unsecured and may be prepaid by the Company at any time without penalty.  At December 31, 2006 at total of $21,000 of interest was accrued pursuant to this agreement.

The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.  This conversion feature resulted in a deemed beneficial conversion feature to the holder of the debenture of $1,050,000 computed as the closing price for the Company’s stock on October 12, 2006 ($.25), less the conversion price for each share ($.10), multiplied by the number of shares that would be obtained if the debenture is converted (10,500,000).  This beneficial conversion feature was recorded by the Company as a component of interest expense in accordance with Emerging Issues Task Force No. 98-5.

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of this Warrant.  The warrant vests over a four year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit.  At December 31, 2006 the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at December 31, 2006	$1,050,000
Less remaining discount associated with detachable warrant	(90,023)
Convertible debenture, net of discount	$959,977

4.

Accrued Legal Fees, Including Interest

The Company had $739,008 due at December 31, 2006 for unpaid legal fees.  Included in this amount is $187,815 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

5.

Short-Term Borrowings

At December 31, 2006, the Company had $16,120 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99%.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

6.

Income Taxes

The income tax provision (benefit) consists of the following:

	2006	2005

Current	$-	$-
Deferred	-	-
	$-	$-

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	2006	2005

Income tax benefit computed at the statutory	$(1,675,635)	$(217,000)
federal and state income tax rates
	1,675,635	217,000
Valuation allowance for net operating loss income
tax benefits not recognized	-	-

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

At December 31, 2006, the Company has net operating loss carryforwards estimated to be approximately $4,900,000, which are set to expire from 2019 through 2023.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

No income taxes were paid for the years ended December 31, 2006 and 2005.  The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

7.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives which provide for an annual salary.  The payment of these salaries is deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts totaled $275,000 as of December 31, 2006.

Mr. Nick Lopardo became chairman of the Company on August 9, 2006.  Pursuant to Mr. Lopardo’s agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing.  At

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

December 31, 2006, a total of $100,000 was accrued pursuant to this agreement.  The Company plans to provide stock compensation to Mr. Lopardo as a part of his agreement but the terms and approval for these awards have not been completed as of December 31, 2006.

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad – Tunica.  This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  At December 31, 2006, the Company had accrued $37,500 owed under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of December 31, 2006, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

The Company entered into a consulting agreement with IMG Consulting (“IMG”) for the period of May 1, 2006 through April 30, 2008.  IMG will provide strategic consulting related to the recreational facilities at the proposed resort to be developed by Myriad – Tunica.  The agreement includes consulting in the marketing of the facilities and assistance securing a highly recognized golf professional to assist with the design and promotion of the golf course and related golf academy.  The agreement required a nonrefundable retainer to be paid as follows:

September 14, 2006	$1,000,000
September 14, 2007	500,000
September 14, 2008	500,000
Total	$2,000,000

Through December 31, 2006, due to a lack of funding, no services had been received, or payments made, management intends to renegotiate this agreement.

As of December 31, 2006, Myriad – Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi.  A summary of the pending financial commitments are discussed in the following paragraphs.

Myriad – Tunica has entered into land purchase options on two real estate sites to be used in the development of resort facilities.  The options require monthly payments which extend the purchase options for 30 days and, if not exercised or negotiated, will expire in June 2007.  Upon exercise of the right to purchase the land, the options would terminate without further commitment.  All funds paid on the purchase options are recorded as an expense as they are not applied as a reduction in the purchase price of the underlying real estate.  Management is current renegotiating the terms of these agreements and is unable to estimate the amounts that may be paid pursuant to these agreements in 2007.

On November 1, 2006 the Company began to lease office space in Memphis, TN under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $9,450 for the year ended December 31, 2006.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad – Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad – Golf through a management fee.  The following is a schedule of future minimum lease payments at December 31, 2006:

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

Year Ending December 31

2007	$56,700
2008	56,700
2009	56,700
2010	4,725
Total	$174,825

8.

Stockholders’ Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 38,210,071 were outstanding at December 31, 2006.  At December 31, 2006, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

During the year ended December 31, 2006, the Company made stock grants to various service providers totaling 1,925,000 shares at an average market price of $.31 per share.  This resulted in the recognition of $605,000 of non-cash expense for the year ended December 31, 2006.

During the year ended December 31, 2006, the Board of Directors approved a stock grant to the CEO of 1,000,000 common shares.  This resulted in compensation expense in non-cash compensation expense in the amount of $380,000.

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

During the year ended December 31, 2006, the Company entered into a convertible debenture agreement, which included a beneficial conversion feature as well as a detachable warrant.  This agreement resulted in the recognition of non-cash interest expense in the amount of $1,050,000 and additional paid-in capital in the same amount for the beneficial conversion feature.  The fair value of the detachable warrant was determined to be $96,023 and was recorded as an increase to additional paid-in capital.

During the year ended December 31, 2006, the former CEO contributed 8,963,131 shares of stock to the Company which were subsequently cancelled (see note 2).

9.

Stock Options

In October 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $.22 to an employee in connection with an employment agreement.  One-third of the rights vest immediately with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the year ended December 31, 2006, compensation expense was $11,504.   The key assumptions utilized to determine the fair value of this award includes the following:  expected volatility 100%, risk free interest rate 5%, expected dividends 0%, expected remaining contractual life of the awards of 3.5 years.   At December 31, 2006 a total of

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

83,333 of stock options were exercisable at $.22 per share.  These awards have been excluded from the calculation of EPS since they are dilutive.

10.

Warrants

A summary of warrant activity for 2006 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, December 31, 2005	-	$-	-	$-

Granted (note 2)	5,000,000	1.58	1,250,000	0.30

Outstanding, December 31, 2006	5,000,000	$1.58	1,250,000	$0.30

At December 31, 2006, all warrants outstanding expire on October 12, 2011.

11.

Related Party Transactions

Through August 2006, certain accounting, administrative and management functions were being provided by Myriad – Golf, a related party.  During the third quarter of 2007, this relationship was discontinued as a result of the reorganization of the Company (see note 2).  A management fee was charged to the Company by Myriad – Golf as remuneration for these costs.  Expenses paid for by Myriad – Golf generally consisted of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs.  Allocations of these costs were determined based on the direct nature of the charge.  The remaining overhead costs were allocated based on management’s determination of the entity benefiting from the costs incurred.  The Company believes that such allocation methods were reasonable.  Management fees charged to the Company by Myriad – Golf were $484,892 and $542,829 for the years ended December 31, 2006 and 2005, respectively.  As discussed above, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the corporate headquarters.

During the year ended December 31, 2006, the former general manager of the Myriad – Tunica project advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad – Tunica and to pay other operating expenses. $1,050,000 of these advances were subsequently converted into a debenture.  The remainder due of $31,663 is reflected as due to related party in the accompanying consolidated financial statements. The amounts owed are subject to final review and approval by the Board of Directors.

Due from shareholder of $39,771 at December 31, 2006, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

12.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

Management’s immediate business objective is to implement the business plan of Myriad-Tunica.  Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations. Management anticipates that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad – Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

13.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”):

	2006	2005
		(restated)
Numerator
Net Loss	$(5,569,246)	$(897,081)
Denominator
Weighted-average shares outstanding	43,017,572	39,372,093

Basic loss per share	$(0.13)	$(0.02)
Diluted loss per share	$(0.13)	$(0.02)

The restatement of the 2005 balances (see note 2) did not change the 2005 EPS as previously reported.

The effect of antidilutive securities have been excluded from this calculation.  Antidilutive Securities include the following:

Options	83,333
Warrants	1,250,000

14.

Subsequent Events

In January 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding stock of Club Concepts Consulting LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock.  Club Concepts is marketing and training firm which works with developers and managers on the development and implementation of key marketing, sales and training initiatives.  This transaction will be accounted for in accordance with SFAS 141 with the majority of the acquisition cost allocated to intangible assets.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statement

December 31, 2006

15.

15. Quarterly Financial Information (unaudited)

				Earnings
				Per Share
		Operating	Net	or Unit	Weighted
	Operating	Income	Income	(Basic and	Average
	Revenues	(Loss)	(Loss)	Diluted)	Shares
Fiscal year 2006 quarter ended:
March 31, 2006	$-	$(203,332)	$(258,367)	$(0.01)	41,558,219
June 30, 2006	-	(823,749)	(1,053,393)	(0.02)	43,542,680
September 30, 2006	-	(1,779,637)	(2,843,412)	(0.06)	46,325,556
December 31, 2006	-	(1,630,854)	(1,414,074)	(0.03)	41,465,692

	$-	$(4,437,572)	$(5,569,246)	$(0.13)	43,017,572