Form 10QSB
period 2007-03-31
Myriad Entertainment & Resorts, Inc.
filed 2007-05-18
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________to_________

Commission File No. 0-24640

MYRIAD ENTERTAINMENT & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0872630
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

986 Harris Street, Tunica, Mississippi 38676
(Address of principal executive offices, including zip code)

(910) 221-9834
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]  NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  YES [ X ]  NO [  ]

The number of shares outstanding of the issuer’s common stock as of May 15, 2007 was 41,297,571.

Transitional Small Business Disclosure Format  (Check One)

YES [  ]  NO  [ X]

i

MYRIAD ENTERTAINMENT & RESORTS, INC.

INDEX

ii

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

March 31, 2007

PART 1:  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

FOR FINANCIAL STATEMENTS

Page
Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet (Unaudited)	F-2
Consolidated Statement of Operations (Unaudited)	F-3
Consolidated Statement of Stockholders’ Deficit (Unaudited)	F-4
Consolidated Statement of Cash Flows (Unaudited)	F-5
Notes to Consolidated Financial Statements (Unaudited)	F-6–F-17

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
(Unaudited)

March 31, 2007

Assets

Current assets
Cash	27,812
Non-current assets
Due from shareholder	39,771
Intangible	84,113
Other assets	43,662
Total non-current assets	167,546
Total assets	195,358
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	1,191,070
Accrued liabilities	1,900,820
Due to stockholder	31,663
Deposits for shares to be issued	100,500
Short-term borrowings	16,120
Accrued legal fees, including interest	752,788
Convertible debenture	964,597
Total current liabilities	4,957,558
Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 40,360,071 shares	40,360
Additional paid-in capital	6,176,643
Accumulated deficit	(10,979,203)
Total stockholders' deficit	(4,762,200)
Total liabilities and stockholders' deficit	195,358

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)

For the Period Ended March 31, 2007

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating revenues
Fees billed	$0	$0
Operating expenses
Salaries	281,875	0
Stock issued for services	175,000	0
Professional fees and contract services	1,293,273	131,168
Management fees - related party	0	92,281
Other expenses	243,667	23,006
Total operating expenses	1,993,815	246,455
Net loss from operations	(1,993,815)	(246,455)
Other expenses
Interest expense	(39,399)	(11,912)
Total other expenses	(39,399)	(11,912)
Net loss before income taxes	(2,033,214)	(258,367)
Income tax benefit	0	0
Net loss	$(2,033,214)	$(258,367)
Net loss per common share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted-average shares outstanding
Basic	39,316,321	41,558,219
Diluted	39,316,321	41,558,219

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit
(Unaudited)
For the Period Ended March 31, 2007

	Common		Additional		Total
	Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2006	38,210,071	$38,210	$5,843,793	$(8,945,989)	$(3,063,986)

Stock issued for services	1,750,000	1,750	173,250	-	175,000

Stock issued for cash	400,000	400	103,696	-	104,096

Warrants issued for cash	-	-	55,904	-	55,904

Net loss	-	-	-	(2,033,214)	(2,033,214)

Balance - March 31, 2007	40,360,071	$40,360	$6,176,643	$(10,979,203)	$(4,762,200)

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flow
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities
Net loss	$(2,033,214)	$(258,367)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	8,295	-
Beneficial conversion feature associated with debenture	4,620	-
Equity in loss of Myriad-Tunica	-	43,123
Stock issued for compensation and services	175,000	-
Changes in operating assets and liabilities
Other assets	(24,999)	-
Accounts payable	296,860	(2,816)
Accrued liabilities	1,326,930	-
Accrued legal fees, including interest	13,780	110,540
Net cash used by operating activities	(232,728)	(107,520)
Cash flows from investing activities
Advances to Myriad - Tunica	-	(105,000)
Net cash used by investing activities	-	(105,000)
Cash flows from financing activities
Sale of stock	160,000	516,862
Deposits for shares to be issued	100,500	-
Repayments of short-term borrowings	-	(3,219)
Net borrowings from a related party	-	14,558
Net cash provided by financing activities	260,500	528,201
Net increase in cash	27,772	315,681
Cash - beginning of period	40	68,894
Cash - end of period	$27,812	$384,575
Supplementary disclosures of cash flow information
Payables to shareholder converted to debt	$-	$1,050,000
Cash paid during the year for interest	$-	$673

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2007

1.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (the “Company”) and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes thereto are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the three months ended March 31, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

a.

Nature of the business – Myriad Entertainment and Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  The Company owns, through its wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC (Myriad-Tunica), a Mississippi limited liability company.  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, between the Company and Scott Hawrelechko, the former Chairman, Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company’s common stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica.  On October 18, 2006, certain members of Myriad-Tunica transferred an aggregate of sixty-six percent (66%) of the limited liability company membership interests to the Company.  The Company is the sole manager of Myriad-Tunica and is responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica does not have the authority to manage the operation of Myriad-Tunica.

The Company’s immediate business objective is to implement the business plan of Myriad-Tunica.  The implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort and hiring qualified individuals.  Myriad-Tunica is currently engaged in the very early stages of development of a planned 513-acre resort based on the Botanical Theme.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

1.

Summary of Significant Accounting Policies (cont’d)

b.

Principles of consolidation and 2006 restatement – The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary Myriad-Tunica and its wholly owned subsidiary Club Concepts Consulting, LLC (“Club Consulting”).  Club Consulting is a marketing and training firm which works with developers and managers on the development and implementation of key marketing, training and sales initiatives.  Myriad Golf Resorts, Inc. (“Myriad-Golf”) is a 1% partner in Myriad-Tunica.  The losses of Myriad-Tunica have exceeded the minority interest in the equity capital of Myriad-Tunica; therefore, the excess losses and any further losses applicable to the minority interest are being charged against the majority interest held by the Company, as there is no obligation of Myriad-Golf to make good on these losses.  In the event future earnings do materialize, the Company will be credited to the extent of losses previously absorbed on behalf of Myriad-Golf.

Prior to October 16, 2006, the Company owned 33% of Myriad-Tunica.  On October 16, 2006, the Company entered into an agreement whereby the former CEO of the Company and the former project manager contributed an aggregate of 66% of Myriad-Tunica, which they held, to the Company.  This resulted in Myriad-Tunica being 99% owned by the Company with the remaining 1% owned by Myriad-Golf.  This transaction is considered to be a common control transaction and, therefore, the consolidated financial statements presented have been restated for all periods presented to reflect Myriad-Tunica as a consolidated subsidiary for the three months ended March 31, 2007 and 2006.  See Note 3.

All intercompany balances have been eliminated in consolidation.

c.

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2007, the Company had no cash equivalents.

d.

Depreciation – The Company’s equipment is depreciated using the straight-line method.  The Company did not record any depreciation expense for the three months ended March 31, 2007 and 2006 and any amounts would not have been material to the consolidated financial statements.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.

Revenue recognition – The Company did not earn any revenue for the three months ended March 31, 2007 or 2006.

f.

Income taxes – The Company provides for income taxes based on the liability method.  No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

1.

Summary of Significant Accounting Policies (cont’d)

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

h.

Accounting for stock-based compensation – Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted.  Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  At the date of adoption there were no stock awards outstanding.

Stock compensation expense during the current period represents compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (which are currently estimated to be minimal).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

2.

Acquisition

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“FAS 141”), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and will be amortized over a three-year term.  The operating results of Club Concepts have been included in these consolidated financial statements since the date of acquisition.

3.

Corporate Restructuring

During September 2006, the Company began to restructure its operations in order to facilitate the development of the Myriad-Tunica project.  This restructuring included the following key activities:

•

Moving the corporate headquarters from Edmonton Alberta, Canada to Memphis, Tennessee;

•

Resignation of Mr. Scott Hawrelechko, the former Chief Executive Officer of the Company;

•

The addition of several new positions within the Company;

•

Contribution of 66% of Myriad-Tunica held by the former CEO and former project manager to the Company; and

•

Contribution by the former CEO of 8,963,131 shares of common stock to the Company which were then subsequently cancelled.

The Company evaluated the contribution of 66% of Myriad-Tunica by the former CEO and former project manager and concluded that it represented a common control transaction as defined by FAS 141 and the American Institute of Certified Public Accountants (“AICPA”) Interpretation No. 39 of APB Opinion No. 16, “Transfers and Exchanges Between Companies Under Common Control,” which states that assets and liabilities transferred between entities under common control should be accounted for at historical cost in a manner similar to that in pooling of interests accounting. Accordingly, the assets and liabilities of Myriad-Tunica have been recorded at book value.  In addition, the consolidated financial statements presented have been restated to reflect Myriad-Tunica as consolidated subsidiary as of the earliest period presented.

No consideration was provided to the former CEO in exchange for the 8,963,131 shares that were contributed and subsequently cancelled.  This transaction was previously reflected in the statement of stockholders’ deficit as a reduction in shares outstanding.  There was no impact to the results of operations of the Company as a result of the contribution of these shares.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

4.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual.  The amounts owed are subject to final review and approval by the Board of Directors; however, on October 12, 2006, the Company converted an amount believed to be owed to this individual into an 8% convertible debenture in the amount of $1,050,000, subject to final review and approval.  The maturity date of the debenture is September 12, 2007 with interest at 8%.  The debenture is unsecured and may be prepaid by the Company at any time without penalty.  At March 31, 2007, a total of $42,000 of interest was estimated and accrued pursuant to this debenture.

The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.  This conversion feature resulted in a deemed beneficial conversion feature to the holder of the debenture of $1,050,000 computed as the closing price for the Company’s stock on October 12, 2006 ($0.25), less the conversion price for each share ($0.10), multiplied by the number of shares that would be obtained if the debenture is converted (10,500,000).  This beneficial conversion feature was recorded by the Company as a component of interest expense during the year ended December 31, 2006, in accordance with Emerging Issues Task Force No. 98-5.

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $0.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of this warrant.  The warrant vests over a four-year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the consolidated statement of stockholders’ deficit.  The Company is amortizing the discount using the effective interest method.  Such amortization, recorded as interest expense, totaled $4,620 for the quarter ended March 31, 2007.

At March 31, 2007, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at March 31, 2007	$1,050,000
Less remaining discount associated with detachable warrant	(85,403)
Convertible debenture, net of discount	$964,597

5.

Accrued Legal Fees, Including Interest

The Company had $752,788 due at March 31, 2007 for unpaid legal fees.  Included in this amount is $201,595 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

6.

Short-Term Borrowings

At March 31, 2007, the Company had $16,120 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99%.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

7.

Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Company adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to retained earnings were necessary as a result of the adoption of FIN 48.

As of March 31, 2007, the Company has not accrued any interest or penalties related to income tax matters in income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006.  The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

The income tax provision (benefit) consists of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Current	$-	$-
Deferred	-	-
	$-	$-

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

7.

Income Taxes (cont’d)

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

At March 31, 2007, the Company has net operating loss carryforwards estimated to be approximately $7 million, which are set to expire from 2019 through 2023.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Income tax benefit computed at the statutory federal and state income tax rates
	$(2,366,927)	$(73,200)
Valuation allowance for net operating loss income tax benefits not recognized
	2,366,927	73,200
	$-	$-

No income taxes were paid for the three month periods ended March 31, 2007 and 2006.  The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

8.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain executives and directors, which provide for an annual salary.  The payment of these salaries is deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts totaled $612,500 as of March 31, 2007.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

8.

Commitments and Contingencies (cont’d)

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  This agreement was subsequently cancelled during January 2007.  At March 31, 2007, the Company had accrued $31,633 owed under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of March 31, 2007, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

The Company entered into a consulting agreement with IMG Consulting (“IMG”) for the period of May 1, 2006 through April 30, 2008.  IMG will provide strategic consulting related to the recreational facilities at the proposed resort to be developed by Myriad-Tunica.  The agreement includes consulting in the marketing of the facilities and assistance securing a highly recognized golf professional to assist with the design and promotion of the golf course and related golf academy.  The agreement required a nonrefundable retainer to be paid as follows:

September 14, 2006	$1,000,000
September 14, 2007	500,000
September 14, 2008	500,000

Total	$2,000,000

Through March 31, 2007, due to a lack of funding, no services had been received, or payments made.

As of March 31, 2007, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi.  A summary of the pending financial commitments are discussed in the following paragraphs.

Myriad-Tunica has entered into land purchase options on two real estate sites to be used in the development of resort facilities.  The options required monthly payments which extended the purchase options for 30 days and, if not exercised or negotiated, were to expire in June 2007.  All funds paid on the purchase options are recorded as an expense as they are not applied as a reduction in the purchase price of the underlying real estate.  On April 25, 2007, the Company entered into a Contract for the Sale and Purchase of Real Estate providing for the Company to purchase 500 plus acres in Tunica, Mississippi, the location of the Company’s destination resort.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

8.

Commitments and Contingencies (cont’d)

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $14,175 for the three months ended March 31, 2007.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee.  The following is a schedule of future minimum lease payments at March 31, 2007:

Year Ending December 31,

2007	$42,525
2008	56,700
2009	56,700
2010	4,725

Total	$160,650

9.

Stockholders’ Equity

There are 300,000,000 shares of $0.001 par value common stock authorized of which 40,360,071 were outstanding at March 31, 2007.  At March 31, 2007, the Company had 5,000,000 shares of common stock reserved for issuance in connection with the 2000 Stock Incentive Plan.

During the three months ended March 31, 2007 and 2006, the Company made stock grants to various service providers totaling 1,750,000 and 355,000 shares, respectively, at an average market price of $0.10 to $0.30 per share.  This resulted in the recognition of $175,000 and $106,500 of non-cash expense for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the 400,000 shares were issued at $0.40 per share.  Deposits totaling $100,500, representing 251,250 shares at $0.40 per share, were accepted by the Company.  These shares are expected to be issued during the second quarter of 2007.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

10.

Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.22 to an employee in connection with an employment agreement.  One-third of the rights vest immediately, with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the three months ended March 31, 2007, compensation expense was $2,876.  The key assumptions utilized to determine the fair value of this award includes the following:  expected volatility 100%, risk free interest rate 5%, expected dividends 0%, expected remaining contractual life of the awards of 3.5 years.  At March 31, 2007, a total of 83,333 of stock options were exercisable at $0.22 per share.  These awards have been excluded from the calculation of earnings per share since they are antidilutive.

11.

Warrants

A summary of warrant activity for the three months ended March 31, 2007 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price

Outstanding, December 31, 2006	5,000,000	$1.58	1,250,000	$0.30

Granted	800,000	1.13	-	-
Outstanding, March 31, 2007	5,800,000	$1.52	1,250,000	$0.30

During the quarter ended March 31, 2007, the Company issued 800,000 warrants in connection with the first quarter stock offering.  These warrants expire on February 28, 2008.

At March 31, 2007, all other warrants outstanding expire on October 12, 2011.

12.

Related Party Transactions

Through August 2006, certain accounting, administrative and management functions were being provided by Myriad-Golf, a related party.  During the third quarter of 2006, this relationship was discontinued as a result of the reorganization of the Company.  A management fee was charged to the Company by Myriad-Golf as remuneration for these costs.  Expenses paid for by Myriad-Golf generally consisted of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs.  Allocations of these costs were determined based on the direct nature of the charge.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

12.

Related Party Transactions (cont’d)

The remaining overhead costs were allocated based on management’s determination of the entity benefiting from the costs incurred.  The Company believes that such allocation methods were reasonable.  Management fees charged to the Company by Myriad-Golf were $0 for the three months ended March 31, 2007.  As previously discussed, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the corporate headquarters.

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica and to pay other operating expenses.  $1,050,000 of these advances was subsequently converted into a debenture.  The remainder due of $28,662 is reflected as due to related party in the accompanying consolidated financial statements.  The amounts owed are subject to final review and approval by the Board of Directors.

Due from shareholder of $39,771 at March 31, 2007, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

The Company has recorded a payable to a Director totaling $158,000 representing certain operating costs paid on behalf of the Company.

13.

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

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad-Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont’d)
(Unaudited)

March 31, 2007

14.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
		(Restated)
Numerator
Net loss	$(2,033,214)	$(258,367)

Denominator
Weighted-average shares outstanding	39,316,321	41,558,219

Basic loss per share	$(0.05)	$(0.01)

Diluted loss per share	$(0.05)	$(0.01)

The effect of antidilutive securities have been excluded from this calculation.

15.  Subsequent Event

On April 25, 2007, the Company and Myriad Tunica entered into a Contract for the Sale and Purchase of Land with members of the Perry family.  The Agreement provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein.  The cash and shares shall be paid to the sellers at the closing which is to take place on or about August 1, 2007, subject to the provisions stated therein.  In addition, the Company shall pay to the Sellers an aggregate of 2% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site.    However, if within five years from the opening of the first casino the Company has not opened a second casino, then beginning on the fifth anniversary of the opening of the first casino, the Company shall begin paying as percentage rent as amount equal to four percent of the Gross Gaming Revenues.  These payments are required to be made for a period of 22 years and thereafter will reduce back to 2% for an additional five years in order to ensure that certain members of the Perry family will obtain the equivalent of 2% for a full 27 years for two properties.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.

The information set forth in Management’s Discussion and Analysis or Plan of Operations (“MD&A”) contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business.  Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.”  These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Company has completed its feasibility studies and appraisals with favorable results and we are now focused on raising $1.6 billion to implement phase 1 of the Tunica Myriad Resort.  Although no assurances can be given regarding the Company’s ability to secure the phase 1 funding, if secured, the Company anticipates utilizing these funds for the following:

•

Infrastructure for the 513 acre resort based on the Botanical Theme;

•

Construction of the first two of our six planned casinos;

•

Construction of the first of our planned six 500 room casino hotels;

•

Construction of our 1,200 room Convention hotel;

•

Construction of the first phase of our convention center (400,000 sq. ft.);

•

Construction of the 18 hole golf course;

•

Construction of the Water Park;

•

Construction of the Mississippi Eye;

•

Construction of our luxury Spa;

•

Construction of our 2,500 seat entertainment arena to attract national acts;

•

Construction of our private label restaurants and our group; and

•

Construction of phase one of the Mega Retail Mall.

Upon completion, we anticipate the Myriad Botanical Resort will include the following:

•

Six (6) casinos;

•

Six (6) Casino Hotels with 500 rooms each;

•

Convention Hotel with 1,200 rooms;

•

Convention Center (600,000 sq. ft.);

•

18 hole Golf Course;

•

Water Park;

•

Mississippi Eye (observatory);

•

Luxury Spa;

•

Botanical Gardens;

•

2,500 seat performance venue; and

•

Retail Mega Mall with attractions tied to the Casinos and Convention Hotel.

Significant Events

1.

On April 25, 2007, the Company and Myriad Tunica entered into a Contract for the Sale and Purchase of Land with members of the Perry family.  The Agreement provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein.  The cash and shares shall be paid to the Sellers at the closing which is to take place on or about August 1, 2007, subject to the provisions stated therein.  In addition, the Company shall pay to the Sellers an aggregate of 2% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site.   However, if, within five years from the opening of the first Myriad casino, the Company has not opened a second casino, then beginning on the fifth anniversary of the opening of the first casino, the Company shall begin paying as percentage rent an amount equal to four percent (4%) of the Gross Gaming Revenues.  This shall continue for a period of 22 years, and thereafter shall reduce back to two percent (2%) for an additional five years in order that certain members of the Perry family will get the equivalent of 2% for a full 27 years for two properties.

2.

On May 11, 2007, we received or adjusted appraisal.  The new appraisal took into account the value of our Entitlements from the State of Mississippi as well as the approval for five of the six casino sites.  The study indicates a value as a Destination Resort with a major Convention facility, Retail, Attractions, Development and six casino sites at $278 million.

3.

On May 11, 2007, we received our final Feasibility study from The Innovation Group, indicating a future EBITDA at over $340 million, once the Resort is totally built out and completed.

4.

On January 19, 2007, we finalized the acquisition of Club Concepts Consulting LLC to implement our Resort & Club Operating Protocol of “Personalized ClubLevel Service and Experiences.”  Beth Meister, former owner of Club Concepts, will continue Club Concepts operations and will work with John Meeske, our CEO, and Robert Leahy, our Executive Vice President, Finance, to implement the operating protocol.  The Club Concepts company will also be the foundation company to create and implement the education & development program for our “Experience Partners” who will care for our Guests, Owners and Club Members.

We recently had our casino sites plans approved for five of our six planned casinos.  We are close to gaining all of our permits and our team has been restructured in an effort to pursue and secure our funding requirements.  Our funding initiative is being led by Mr. Nicholas Lopardo, our Chairman of the Board.

MANAGEMENT STRUCTURE

The team has added Nicholas Lopardo, who will be spearheading our funding initiative.  John Meeske, our Chief Executive Officer, brings his extensive industry experience with ClubCorp, the nation’s largest private country club company.  Mr. Meeske was just honored by Golf Inc. Magazine as the “Development Newsmaker of the Year” for the Myriad Resort along with some of the finest developers in the world.  We hired Robert Leahy as Executive Vice President of Finance, who has spent the past 10 years with Atlantis in the Bahamas.  Beth Meister, former owner of Club Concepts, joined our team to train and implement our Operating Protocol—“Personalized ClubLevel Service and Experiences”—needed to build staff loyalty, help keep staff turnover low and guest repeat and referral business high.  JD Daniel joined our team bringing his Tiger Woods 1st Tee experience and his leadership as President of USA Partners to help us with our commitment to make a difference in our communities we build resorts as well as involve our employees in lifestyle activities.  James Shipley joined our team to bring awareness to Sports Marketing and Corporate Groups and how to attract Meeting Planners.

THE TUNICA DESTINATION

The Tunica, Mississippi area, our planned resort destination location, has recently added Interstate Highway 69 which reduces the drive time from the Memphis International Airport to Tunica down to 30 minutes.  This fact, coupled with the upgrading of the Tunica regional airport (for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements), will be very beneficial to Myriad, especially since the regional airport is within one and one-half miles.  Myriad’s site is closer to the airport than any other casino in Tunica.

Tunica has nine casino properties, is the third largest gaming city and has several of the nationally famous and successful Casino companies such as Harrah’s, MGM, Boyd, Penn National etc.  These properties are upwards of 10 to 12 years old giving the potential new Myriad Resort a competitive edge.  Our expectations are that this may prompt these companies to invest additional funds into their Tunica properties making the overall Tunica destination even better.

There are over 12 million people within 150 miles of Tunica.  Our planned resort with its Water Park, Championship Golf Course, and attractions such as The Eye in the Sky, its major Entertainment strategic plan, the new Convention Center, the Botanical theme, the International Spa, the many new restaurants and the Casinos is expected to draw a much broader market at a higher economic income strata.  There are approximately 48 million people within an eight-hour drive, 1,700,000 potential clients within one and one-half hours of Tunica and Memphis is only 30 minutes away.

STRATEGIC PLANS

We are implementing a Sports Branding plan that is expected to further increase the market appeal of the overall Resort both for overnight stays and day visits.  The objective of maximizing the market appeal, blending conventions, social guests, sports enthusiasts and Casino players appeals to cross-selling opportunities and greater potential Gross Sales per Occupied Room.  This strategy is part of our business plan.

We are planning to ultimately have several casinos and hope to become the largest single casino destination in Tunica and one of largest in the US which calls for talent like Bill Callnin, Chairman of CAYUGA Hospitality—Bill has focused on the Casino Industry for over 30 years.  Our Board has Jerry Wayne who has spent 17 years building the successful marketing & sales plan for Gaylord’s Opryland Convention Hotel in Nashville, Tennessee.  This property is known to run high occupancies and is one of most successful convention hotels in the world.  We are seeking the help of several signature golf course architects and builders to implement our Botanical Golf Course.  We are working with an Attraction Mall company to combine Retail, Attractions, Restaurants, Casinos, Conventions and Hotels into a smooth synergistic model using Paul Ma’s design protocol.

THE TUNICA RESORT DREAM

After six years of focusing on the Tunica Resort Dream, there are signs of significant progress leading to meeting the Company’s Mission.  We have our casino sites approved; our team is in place and ready to move forward.  The Company has made significant progress on several fronts, including moving toward funding the project.  Further, we are in discussions with the landowners which could result in several joint relationships.  We are close to completing all of our entitlements and permits—we have been granted a two-year extension on our tourism grant.  Our appraisals and feasibility studies have validated our financial requests.

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

IMPAIRMENT OF LONG-LIVED ASSETS.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our long-lived assets to be held and used and to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment charges are recorded as a component of operating income or loss in our Consolidated Statements of Operations.  As reflected in Note 1 to our Consolidated Financial Statements, the Company has accounted for the equity investment in Myriad-Tunica at the date of acquisition based on the fair value of the shares issued, taking into consideration the limited trading volume of the Company’s common stock.  Goodwill related to equity method investments is tested for other than temporary impairment in accordance with Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.”  Subsequent to the investment, we have recognized our pro rata portion of the losses incurred by Myriad-Tunica.  We have also recognized additional advances made to Myriad-Tunica by the Company.

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

The Company generated no revenues during the quarters ended March 31, 2007 and March 31, 2006.  During the three months of 2007, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company’s operating expenses for the three months ended March 31, 2007 was $1,993,815 compared to $246,455 during the comparable period for 2006.  This increase in operating expenses was primarily attributable to increased professional fees and other expenses, management fees due to a related party and stock issued for services to consultants.  In addition, the Company had salary expense of $281,875 in 2007 and $0 in 2006.  The Company also incurred interest expense of $39,399 and expenses of $0 representing equity in the losses of Myriad-Tunica during the three months ended March 31, 2007, compared to interest expense of $11,912 during the three months ended March 31, 2007.  The Company had a net loss of $2,033,214, or $0.05 per share, for the three months ended March 31, 2007, as compared to a net loss of $258,367, or $0.01 per share for the quarter period ended March 31, 2006.

The Company’s revenues during 2007, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2007.

Liquidity and Capital Resources

March 31, 2007

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to implement our business plan.  We will require additional capital financing to implement our business plan, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.  We anticipate that new credit facilities, coupled with cash to be raised from private placements or other financings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

The Company’s working capital was $(4,929,746) as of March 31, 2007 compared to $(591,572) as of March 31, 2006.  This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and partially offset by stock sales to accredited investors during the quarter ended March 31, 2007.  At March 31, 2007, the Company had cash of $27,812.

The Company has historically derived its cash from the sale of shares.  In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of March 31, 2007, the Company had $16,120 outstanding on this credit facility, bearing interest at a rate of 13.74%.

Net cash used by operating activities was $232,728 for the three months ended March 31, 2007, as compared to $107,520 for the comparable period during 2006.  This change was a result of increased activities in implementing our business plan of developing the Myriad-Tunica resort.  Net cash used by investing activities was $0 for the three months ended March 31, 2007, as compared to $105,000 for the comparable period during 2006, consisting of advances to Myriad-Tunica.  Net cash provided by financing activities during the three months ended March 31, 2007 was $260,500, consisting primarily of $160,000 derived from the sale of stock and $100,500 in deposits made for shares of common stock not issued.

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this report.  We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings.  We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.  Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is $70,000,000.

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $752,288 due at March 31, 2007 for legal fees.  The amount owed accrues interest at 10% per year, or approximately $201,595 through March 31, 2007.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At March 31, 2007, the Company has net operating loss carryforwards estimated to be approximately $7,000,000 for income tax purposes which are set to expire from 2019 to 2023.  Upon completion of the Company’s income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include:  (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not determined the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial condition or results of operations.

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

Based on the evaluation, the Company’s Chief Executive Officer (who is the principal accounting officer) conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.  Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.  Based on that evaluation, the Chief Executive Officer (who is the principal accounting officer) concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

Remediation Plans

Management is also in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•

Develop procedures to implement a formal monthly closing calendar and process and hold monthly meetings to address the monthly closing process;

•

Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB; and

•

Seek additional staffing to provide additional resources for internal preparation and review of financial reports,

During the first quarter of 2007, management retained an outside accounting service provider to further support and supplement internal staff in accounting and related areas.  Further, appropriate supplemental SEC and U.S. GAAP checklists have been employed this quarter in conjunction with the Company’s closing process and the preparation of this Form 10-QSB.

These remediation plans will be further implemented during the second and third quarters of fiscal 2007.  The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.  Based on our existing funds, there can be no assurance that such procedures will be implemented on a timely basis, or at all.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting and hopes to have these changes fully implemented by the end of the fiscal third quarter of 2007.

PART II:  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the 400,000 shares were issued at $0.40 per share. Deposits totaling $100,500, representing 251,250 shares at $0.40 per share, were accepted by the Company.  These shares are expected to be issued during the second quarter of 2007.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There have been no matters during this reporting period that require disclosure under this item.

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 5.

OTHER INFORMATION

There were no matters required to be disclosed in a Current Report on Form 8-K during the period covered by this report that were not disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYRIAD ENTERTAINMENT & RESORTS, INC.
Date: May 18, 2007	By:/s/ John Meeske
John Meeske Chief Executive Officer and Principal Financial Officer