Form 10KSB/A
period 2006-12-31
Myriad Entertainment & Resorts, Inc.
filed 2007-06-18
CIK 1042501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]  No [  ]

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [  ]

Explanatory Note

Myriad Entertainment and Resorts, Inc. (the “Company”) is filing this Form 10-KSB/A to its Annual Report on Form 10-KSB for the period ending December 31, 2006, which was filed on April 17, 2007 (the “Form 10-KSB”), solely to amend the disclosure contained in Item 14 Principal Accountant Fees and Services.  With the exception of the foregoing, no other information in our Form 10-KSB has been supplemented, updated, or amended by this filing.

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

	2006	2005

Audit fees (1)	$101,600	$ 46,000
Audit related fees (2)	$32,500	$ 16,600
Tax fees (3)	$10,024	--
All other fees (4)	--	--

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2007.

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ John Meeske
John Meeske
Chief Executive Officer, and Director