Form 10QSB
period 2007-06-30
Myriad Entertainment & Resorts, Inc.
filed 2007-08-10
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

MYRIAD ENTERTAINMENT & RESORTS, INC.
(Exact name of registrant as specified in charter)

Delaware	0-24640	64-0872630
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

986 Harris Street, Tunica, Mississippi 38676
(Address of principal executive offices)

(910) 221-9834
(Registrant’s Telephone Number, including Area Code)

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

The number of shares outstanding of the issuer’s common stock as of June 30, 2007 was 41,797,571.

Transitional Small Business Disclosure Format (Check One)  YES [  ]  NO  [ X]

MYRIAD ENTERTAINMENT & RESORTS, INC. AND SUBSIDIARIES

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2007

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

FOR FINANCIAL STATEMENTS

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

June 30, 2007

Assets
Current assets
Cash	$67,900
Employee advances	15,000
Total current assets	82,900
Non-current assets
Land deposit	165,000
Due from shareholder	39,771
Intangible	76,580
Other assets	18,663
Total non-current assets	300,014
Total assets	$382,914
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	2,210,924
Accrued liabilities	1,327,796
Due to stockholder	31,663
Deposits	120,470
Short-term borrowings	17,105
Accrued legal fees, including interest	766,568
Convertible debenture	969,940
Total current liabilities	5,444,466
Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 41,797,571 shares	41,798
Additional paid-in capital	6,825,825
Accumulated deficit	(11,929,175)
Total stockholders' deficit	(5,061,552)
Total liabilities and stockholders' deficit	$382,914

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 (restated)

Operating revenues
Fees billed	$-	$-
Operating expenses
Salaries	745,752	104,167
Stock issued for services	364,493	369,250
Professional fees and contract services	1,488,464	1,010,837
Management fees - related party	-	181,835
Other expenses	306,470	60,964
Total operating expenses	2,905,179	1,727,053
Net loss from operations	(2,905,179)	(1,727,053)
Other income (expenses)
Other income	2,500	-
Interest expense	(80,507)	(27,071)
Total other expenses	(78,007)	(27,071)
Net loss before income taxes	(2,983,186)	(1,754,124)
Income tax benefit	-	-
Net loss	$(2,983,186)	$(1,754,124)
Weighted-average shares outstanding:
Basic	41,037,156	42,533,056
Diluted	41,037,156	42,533,056
Net loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

		Three Months Ended June 30, 2006 (restated)
	Three Months Ended June 30, 2007

Operating revenues
Fees billed	$-	$-
Operating expenses
Salaries	463,877	104,167
Stock issued for services	189,493	369,250
Professional fees and contract services	195,191	879,669
Management fees - related party	-	89,554
Other expenses	62,803	37,958
Total operating expenses	911,364	1,480,598
Net loss from operations	(911,364)	(1,480,598)
Other income (expenses)
Other income	2,500	-
Interest expense	(41,108)	(15,159)
Total other expenses	(38,608)	(15,159)
Net loss before income taxes	(949,972)	(1,495,757)
Income tax benefit	-	-
Net loss	$(949,972)	$(1,495,757)
Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted-average shares outstanding:
Basic	40,955,470	43,542,157
Diluted	40,955,470	43,542,157

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

For the Period Ended June 30, 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2006 (restated)	38,210,071	$38,210	$5,843,793	$(8,945,989)	$(3,063,986)
Stock issued for services	2,050,000	2,050	362,443	-	364,493
Stock issued for cash	1,162,500	1,163	352,196	-	353,359
Warrants issued for cash	-	-	111,642	-	111,642
Stock issued for acquisition	250,000	250	99,750		100,000
Stock issued to directors	125,000	125	53,125		53,250
Vesting of stock options	-	-	2,876	-	2,876
Net loss	-	-	-	(2,983,186)	(2,983,186)
Balance - June 30, 2007	41,797,571	$41,798	$6,825,825	$(11,929,175)	$(5,061,552)

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

		Six Months Ended June 30, 2006 (restated)
	Six Months Ended June 30, 2007

Cash flows from operating activities
Net loss	$(2,983,186)	$(1,754,124)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization expense	15,828	-
Beneficial conversion feature associated with debenture	9,963	-
Stock issued for compensation and services	364,493	369,250
Stock issued to directors	53,250	-
Vesting of stock options	2,876	-
Changes in operating assets and liabilities
Other assets	-	(327,800)
Due from related parties	(15,000)	123,220
Accounts payable	1,316,714	(257,507)
Accrued liabilities	844,296	104,167
Accrued legal fees, including interest	28,545	576,559
Net cash used by operating activities	(362,221)	(1,166,235)
Cash flows from investing activities
Acquisition of company, net of cash acquired	9,610
Purchase of land	(165,000)	-
Net cash used by investing activities	(155,390)	-
Cash flows from financing activities
Stock issued for cash	465,001	1,103,655
Deposits for shares to be issued	120,470	-
Repayments of short-term borrowings	-	(4,770)
Net cash provided by financing activities	585,471	1,098,885
Net increase in cash	67,860	(67,350)
Cash - beginning of period	40	68,894
Cash - end of period	$67,900	$1,544
Supplementary disclosure of non-cash transactions
Shares issued in conjunction with acquisition of business	$100,000	$-
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$-	$1,424

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

1.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (the “Company”) and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes thereto are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of its operations for the year to date and three month period ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the year to date and three month period ended June 30, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

a.

Nature of the business – Myriad Entertainment and Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  The Company owns, through its wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC (“Myriad-Tunica”), a Mississippi limited liability company.  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, between the Company and Scott Hawrelechko, the former Chairman, Mr. Hawrelechko acquired twenty-two million (22,000,000) shares of the Company’s common stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica.  On October 18, 2006, certain members of Myriad-Tunica transferred an aggregate of sixty-six percent (66%) of the limited liability company membership interests to the Company.  The Company is the sole manager of Myriad-Tunica and is responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica does not have the authority to manage the operation of Myriad-Tunica.

The Company’s immediate business objective is to implement the business plan of Myriad-Tunica.  The implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort and hiring qualified individuals.  Myriad-Tunica is currently engaged in the very early stages of development of a planned 513-acre resort based on the Botanical Theme to be located in Tunica, Mississippi.

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”).  Club Concepts is a marketing and training firm which works with developers and managers on the development and implementation of key marketing, training and sales initiatives.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

(Unaudited)

June 30, 2007

1.

Summary of Significant Accounting Policies (cont'd)

b.

Principles of consolidation and 2006 restatement – The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary Myriad-Tunica and its wholly owned subsidiary Club Concepts Consulting, LLC (“Club Consulting”).  Myriad Golf Resorts, Inc. (“Myriad-Golf”) is a 1% partner in Myriad-Tunica.  Prior to October 18, 2006, the Company owned 33% of Myriad-Tunica.  On October 18, 2006, the Company entered into an agreement whereby the former CEO of the Company and the former project manager contributed an aggregate of 66% of Myriad-Tunica, which they held, to the Company.  This resulted in Myriad-Tunica being 99% owned by the Company with the remaining 1% owned by Myriad-Golf.  This transaction is considered to be a common control transaction and, therefore, the consolidated financial statements presented have been restated for all periods presented to reflect Myriad-Tunica as a consolidated subsidiary for the three and six months ended June 30, 2007 and 2006.

All intercompany balances have been eliminated in consolidation.

c.

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2007, the Company had no cash equivalents.

d.

Depreciation – The Company’s equipment is depreciated using the straight-line method.  The Company did not record any depreciation expense for the three and six months ended June 30, 2007 and 2006 and any amounts would not have been material to the consolidated financial statements.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.

Revenue recognition – The Company did not earn any revenue for the three and six months ended June 30, 2007 or 2006.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

(Unaudited)

June 30, 2007

1.

Summary of Significant Accounting Policies (cont'd)

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

j.

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include:  (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not determined the impact of adopting SFAS No. 157 on its financial statements.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2007

2.

Acquisition and Intangible

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“FAS 141”), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and will be amortized over a three-year term.  Amortization expense totaled $13,810 for the year to date period and $7,533 for the three months ended June 30, 2007.  The operating results of Club Concepts have been included in these consolidated financial statements since the date of the acquisition.

3.

Corporate Restructuring

During September 2006, the Company began to restructure its operations in order to facilitate the development of the Myriad-Tunica project.  This restructuring included the following key activities:

·

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

(Unaudited)

June 30, 2007

4.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual.  The amounts owed are subject to final review and approval by the Board of Directors; however, on October 12, 2006, the Company converted an amount believed to be owed to this individual into an 8% convertible debenture in the amount of $1,050,000, subject to final review and approval.  The maturity date of the debenture is September 12, 2007 with interest at 8%.  The debenture is unsecured and may be prepaid by the Company at any time without penalty.  At June 30, 2007, a total of $63,000 of interest was estimated and accrued pursuant to this debenture.

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

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $0.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of this warrant.  The warrant vests over a four-year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the consolidated statement of stockholders’ deficit.  The Company is amortizing the discount using the effective interest method.  Such amortization, recorded as interest expense, totaled $9,963 for the year to date period and $5,343 for the quarter ended June 30, 2007.

At June 30, 2007, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at June 30, 2007	$1,050,000
Less remaining discount associated with detachable warrant	(80,060)
Convertible debenture, net of discount	$969,940

5.

Accrued Legal Fees, Including Interest

The Company had recorded $766,568 due at June 30, 2007 for unpaid legal fees.  Included in this amount is $215,375 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

6.

Short-Term Borrowings

At June 30, 2007, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.74%.  As of June 30, 2007, accrued interest related to this agreement totaled $895.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

(Unaudited)

June 30, 2007

7.

Income Taxes

Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Company adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to the financial statements were necessary as a result of the adoption of FIN 48.

As of June 30, 2007, the Company has not accrued any interest or penalties related to income tax matters in income tax expense.   Such items would be reported as an adjustment to income tax expense.

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

The income tax provision (benefit) consists of the following:

		Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Current		$-	$-
Deferred		-	-
	$		$-

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

At June 30, 2007, the Company has net operating loss carryforwards estimated to be approximately $7.9 million, which are set to expire from 2019 through 2023.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Income tax benefit computed at the statutory federal and state income tax rates	$(2,689,918)	$(445,998)
Valuation allowance for net operating loss income tax benefits not recognized	2,689,918	445,998
	$-	$-

No income taxes were paid for the three month periods ended June 30, 2007 and 2006.  The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

8.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain executives and directors, which provide for an annual salary.  The payment of these salaries is deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts, including applicable payroll taxes, totaled $1,115,000 as of June 30, 2007. Accrued salary amounts are included in accrued liabilities in the accompanying consolidated balance sheet.

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  This agreement was subsequently cancelled during January 2007.  At June 30, 2007, the Company had accrued $37,500 owed under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of June 30, 2007, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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

Through June 30, 2007, due to a lack of funding, no services had been received and no payments have been made.

As of June 30, 2007, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:.

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the “Contract”).  The Contract provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein.  The cash and shares shall be paid to the sellers at the closing which is to take place on or about August 1, 2007, subject to the provisions stated therein.  In addition, the Company shall pay to the sellers an aggregate of 2% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site.  However, if within five years from the opening of the first casino the Company has not opened a second casino, then beginning on the fifth anniversary of the opening of the first casino, the Company shall begin paying as percentage rent as amount equal to 4% of the Gross Gaming Revenues.  These payments are required to be made for a period of 22 years and thereafter will reduce back to 2% for an additional five years in order to ensure that certain members of the sellers family will obtain the equivalent of 2% for a full 27 years for two properties.  A non-refundable deposit totaling $105,000 has been paid in conjunction with this agreement.  An additional non-refundable deposit of $60,000 was paid during the six month period June 30, 2007 in conjunction with a second agreement to purchase land.

See also note 15.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

(Unaudited)

June 30, 2007

8.

Commitments and Contingencies (cont’d)

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $28,350 for the year to date period and $14,175 for the three months ended June 30, 2007.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee.  The following is a schedule of future minimum lease payments at June 30, 2007:

Year Ending December 31,
2007	$28,350
2008	56,700
2009	56,700
2010	4,725
Total	$146,475

9.

Stockholders’ Equity

There are 300,000,000 shares of $0.001 par value common stock authorized of which 41,797,571 were outstanding at June 30, 2007.  At June 30, 2007, the Company had 5,000,000 shares of common stock reserved for issuance in connection with the 2000 Stock Incentive Plan.

During the six months ended June 30, 2007 and 2006, the Company made stock grants to various service providers totaling 2,050,000 and 355,000 shares, respectively, at an average market price of $0.10 to $0.57 per share.  This resulted in the recognition of $364,493 and $369,250 of non-cash expense for the six months ended June 30, 2007 and 2006, respectively.

In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant.  The Board of Directors determines the option price at the date of grant.  The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  In conjunction with the July 6, 2004 transaction previously noted, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares.

10.

Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to an employee in connection with an employment agreement.  One-third of the rights vest immediately, with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the year to date and three months ended June 30, 2007, compensation expense was $2,876.  The key assumptions utilized to determine the fair value of this award includes the following:  expected volatility 100%, risk free interest rate 5%, expected dividends 0%, expected remaining contractual life of the awards of 3.5 years.  At June 30, 2007, a total of 83,333 of stock options were exercisable at $0.21 per share.  These awards have been excluded from the calculation of earnings per share since they are antidilutive.

11.

Warrants

A summary of warrant activity for the six months ended June 30, 2007 is as follows:

	Number of	Weighted-Average Exercise	Warrants	Weighted-Average Exercise
	Warrants	Price	Exercisable	Price

Outstanding, December 31, 2006	5,000,000	$1.58	1,250,000	$0.30
Granted	1,562,500	1.06	-	-
Outstanding, June 30, 2007	6,562,500	$1.46	1,250,000	$0.30

During the six month period ended June 30, 2007, the Company issued 1,562,500 warrants in connection with the sale of stock.  These warrants expire on February 28, 2008.

At June 30, 2007, all other warrants outstanding expire on October 12, 2011.

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

The remaining overhead costs were allocated based on management’s determination of the entity benefiting from the costs incurred.  The Company believes that such allocation methods were reasonable.  Management fees charged to the Company by Myriad-Golf were $0 for the year to date and three month period ended June 30, 2007.  As previously discussed, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the corporate headquarters.

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

Due from shareholder of $39,771 at June 30, 2007, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.  The Company has recorded accounts payable to a Director and certain officers totaling $299,000 representing certain operating costs paid on behalf of the Company.

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

14.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006 (restated)
Numerator
Net loss	$(2,983,186)	$(1,754,124)
Denominator
Weighted-average shares outstanding	41,037,156	42,533,056
Basic loss per shares	$(0.07)	$(0.04)
Diluted loss per share	$(0.07)	$(0.04)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006 (restated)
Numerator
Net loss	$(949,972)	$(1,495,757)
Denominator
Weighted-average shares outstanding	40,955,470	43,542,157
Basic loss per shares	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

The effect of antidilutive securities have been excluded from this calculation.

15.

Subsequent Events

On August 1, 2007, the Company entered into an amendment (the “First Amendment”) to the Contract For Sale and Purchase of Real Estate (the “Contract” discussed in note 8)  in order to amend certain provisions of the Contract.  Specifically, the First Amendment provides for (i) an increase in the cash purchase price from $25,000,000 to $25,318,500, and (ii) the extension of the closing date from August 1, 2007 to October 2, 2007.

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

GENERAL

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties.  Our primary operations are intended to be focused on destination experience resorts such as the anticipated Myriad-Tunica project to be located in Tunica, Mississippi.  We may seek opportunities in other areas including country clubs, casinos, resort amenities and facilities, real estate operations and corporate services; however, we have no current plans to begin implementing these operations and do not have adequate financing available at this time.  Further we do not anticipate investing in other companies.

Our Company has completed its feasibility studies and appraisals with favorable results and we are now focused on raising $1.6 billion to implement phase 1 of the Myriad Botanical Resort.  Although no assurances can be given regarding the Company’s ability to secure the phase 1 funding, if secured, the Company anticipates utilizing these funds for the following:

•

Infrastructure for the 513 acre resort based on the Botanical Theme;

•

Construction of the first two of our six planned casinos;

•

Construction of the first 1,000 rooms casino hotel of our planned 3,000 rooms;

•

Construction of our 600 room Convention hotel;

•

Construction of the first phase of our convention center (150,000 sq. ft.);

•

Construction of the 18 hole signature golf course;

•

Construction of the Water/Snow Park;

•

Construction of our luxury Spa;

•

Construction of our 5,000 seat entertainment arena to attract national acts and convention exhibits; and

•

Construction of our private label restaurants.

Upon completion, we anticipate the Myriad Botanical Resort will include the following:

•

Six (6) planned casinos;

•

Casino Hotels planned 3,000 rooms;

•

Convention Hotel with 1,200 rooms;

•

Convention Center (600,000 sq. ft.);

•

18 hole signature Golf Course;

•

Water/Snow Park;

•

Mississippi Eye (observatory);

•

Luxury Spa;

•

Botanical Gardens;

•

5,000 seat performance venue:

•

Private labeled restaurants; and

•

Retail Mega Mall with attractions tied to the Casinos and Convention Hotel.

Significant Events

1.

On April 25, 2007, the Company and Myriad-Tunica entered into a Contract for the Sale and Purchase of Land with members of the Perry family.  The Agreement provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein.  The cash and shares shall be paid to the Sellers at the closing which is to take place on or about August 1, 2007, subject to the provisions stated therein.  In addition, the Company shall pay to the Sellers an aggregate of 2% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site.  However, if, within five years from the opening of the first Myriad casino, the Company has not opened a second casino, then beginning on the fifth anniversary of the opening of the first casino, the Company shall begin paying as percentage rent an amount equal to four percent (4%) of the Gross Gaming Revenues.  This shall continue for a period of 22 years, and thereafter shall reduce back to two percent (2%) for an additional five years in order that certain members of the Perry family will get the equivalent of 2% for a full 27 years for two properties.  On August 1, 2007, we amended the Agreement to provide for (i) increase in the cash purchase price from $25,000,000 to $25,318,500 and (ii) extend the closing date to October 2, 2007.  Non-refundable deposits totaling $165,000 have been made to secure this and other contracts to purchase land.

2.

On May 11, 2007, we received our adjusted appraisal.  The new appraisal took into account the value of our Entitlements from the State of Mississippi as well as the approval for five of the six casino sites.  The appraisal indicates a site value as a Destination Resort with a major Convention facility, Retail, Attractions, Development and six casino sites at $278 million.

3.

On May 11, 2007, we received our final Feasibility study from The Innovation Group, indicating a future EBITDA at over $340 million, once the Myriad Botanical Resort is totally built out and completed.

4.

On January 19, 2007, we finalized the acquisition of Club Concepts Consulting LLC to implement our Resort & Club Operating Protocol of “Personalized ClubLevel Service and Experiences.”  Beth Meister, former owner of Club Concepts, will continue Club Concepts operations and will work with John Meeske, our CEO, and Robert Leahy, our Executive Vice President of Finance, to implement the operating protocol.  The Club Concepts company will also be the foundation company to create and implement the education & development program for our “Experience Partners” who will care for our Guests, Owners and Club Members.

MANAGEMENT STRUCTURE

The team has added Nicholas Lopardo, who will be spearheading our funding initiative.  John Meeske, our Chief Executive Officer, brings his extensive industry experience with ClubCorp, the nation’s largest private country club company.  Mr. Meeske was just honored by Golf Inc. Magazine as the “Development Newsmaker of the Year” for the Myriad Botanical Resort along with some of the finest developers in the world.  Mr. Robert Leahy was hired as Executive Vice President of Finance, bringing his vast 10 year experience with Atlantis in the Bahamas.  Beth Meister, former owner of Club Concepts, joined our team to train and implement our Operating Protocol—“Personalized ClubLevel Service and Experiences”—needed to build staff loyalty, help keep staff turnover low and guest repeat and referral business high.  JD Daniel joined our team bringing his Tiger Woods 1st Tee experience and his leadership as President of USA Partners to help us with our commitment to make a difference in our communities we build resorts as well as involve our employees in lifestyle activities.  James Shipley joined our team to bring awareness to Sports Marketing and Corporate Groups and how to attract Meeting Planners.

THE TUNICA DESTINATION

The Tunica, Mississippi area, our planned resort destination location, has recently added Interstate Highway 69 which reduces the drive time from the Memphis International Airport to Tunica down to 30 minutes.  This fact, coupled with the upgrading of the Tunica regional airport (for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements), will be very beneficial to Myriad, especially since the regional airport is within one and one-half miles from the location of the planned resort.  Myriad’s site is closer to the airport than any other casino in Tunica.

Tunica has nine casino properties, is the third largest gaming city in the country and has several of the nationally famous and successful Casino companies such as Harrah’s, MGM, Boyd, Penn National etc.  These properties are upwards of 10 to 12 years old giving the potential new Myriad Resort a competitive edge.  There are over 12 million people within 150 miles of Tunica.

We had our casino sites plans approved for five of our six planned casinos.  Myriad intends to build a 160,000 square foot gaming facility with 5,000 positions.  The number of positions we expect to offer our gaming customers are 4,000 slot machines, 120 traditional tables and 20 poker tables.  We believe the new gaming facility in a 12 year old market will position the Botanical Resort with a competitive advantage over our competition.

Our planned resort with its Water/Snow Park, Signature Golf Course, and attractions such as The Eye in the Sky, its major Entertainment strategic plan, the new Convention Center, the Botanical theme, the Luxury Spa, the many new restaurants and the casinos is expected to draw a much broader market at a higher economic income strata.  There are approximately 48 million people within an eight-hour drive, 1,700,000 potential clients within one and one-half hours of Tunica and Memphis is only 30 minutes away.

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

We are planning to ultimately have six casinos and hope to become the largest single casino destination in Tunica, and one of largest in the US, which calls for talent like Bill Callnin, Chairman of CAYUGA Hospitality—Bill has focused on the casino industry for over 30 years.  In addition, a member of the Company’s Board of Directors and Jerry Wayne and Jack Vaughn who have spent many years building the successful marketing & sales plan for Gaylord’s Opryland Convention Hotels.  These properties are known to run high occupancies and are considered to be the most successful convention hotels in the world.  We are seeking the help of several signature golf course architects and builders to implement our Botanical Golf Course.  We are working with an Attraction Mall company to combine Retail, Attractions, Restaurants, Casinos, Conventions and Hotels into a smooth synergistic model using Paul Ma’s design protocol.

THE MYRIAD BOTANICAL RESORT

After six years of focusing on the Myriad Botanical Resort, there are signs of significant progress leading to meeting the Company’s Vision and Mission.  We have our casino sites approved; our team is in place and ready to move forward.  The Company has made significant progress on several fronts, including moving toward funding the project.  Further, we are in discussions with the landowners which could result in several joint relationships.  We are close to completing all of our entitlements and permits—we have been granted a two-year extension on our tourism grant.  Our appraisals and feasibility studies have validated our financial requests.

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

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

The Company generated no revenues during the quarters ended June 30, 2007 and June 30, 2006.  During the three months of 2007, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company’s operating expenses for the three months ended June 30, 2007 were $911,364 compared to $1,480,598 during the comparable period for 2006.  This decrease in operating expenses was primarily attributable to decreased professional fees and other expenses for the quarter.  In addition, the Company had salary expense of $463,877 in 2007 and $104,167 in 2006.  The Company also incurred interest expense of $41,108 and other income of $2,500, compared to interest expense of $15,159 during the three months ended June 30, 2006.  The increase in interest expense is attributable to the convertible debenture entered into during fourth quarter 2006.  The Company had a net loss of $949,972, or $0.02 per share, for the three months ended June 30, 2007, as compared to a net loss of $1,495,757, or $0.03 per share for the quarter period ended June 30, 2006.

The Company’s operating expenses for the six months ended June 30, 2007 were $2,905,179 compared to $1,727,053 during the comparable period for 2006.  This increase in operating expenses was primarily attributable to increased professional fees and salary expense for the year to date period.  In addition, the Company had salary expense of $745,752 in 2007 and $104,167 in 2006.  The Company also incurred interest expense of $80,507 and other income of $2,500 during the six months ended June 30, 2007, compared to interest expense of $27,071 during the six months ended June 30, 2006.  The increase in interest expense is attributable to the convertible debenture entered into during fourth quarter 2006.  The Company had a net loss of $2,983,186, or $0.07 per share, for the six months ended June 30, 2007, as compared to a net loss of $1,754,124, or $0.04 per share for the quarter period ended June 30, 2006.

The Company’s revenues during 2007, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2007.

Liquidity and Capital Resources

June 30, 2007

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to implement our business plan.  We will require additional capital financing to implement our business plan, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management.  We anticipate that the cash to be raised from private placements or other financings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

The Company’s working capital was $(5,361,566) as of June 30, 2007 compared to $(1,990,417) as of June 30, 2006.  This deficit was attributable to an increase in start-up costs for the period to date, including consulting fees, accrued management salaries, and associated travel and entertainment expenses.  At June 30, 2007, the Company had cash of $67,900.

The Company has historically derived its cash from the sale of shares.  In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of June 30, 2007, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.74%.  Accrued interest related to this line of credit totaled $895 as of June 30, 2007.

Net cash used by operating activities was $362,221 for the six months ended June 30, 2007, as compared to $1,166,235 for the comparable period during 2006. This change is a result of an increase in accounts payable and accrued liabilities from the comparable period.  Net cash used by investing activities was $155,390 for the six months ended June 30, 2007, as compared to $0 for the comparable period during 2006   This change was a result of a deposit to secure the purchase of land for the construction and development of the Myriad-Tunica casino site and the acquisition, net of cash acquired, of Club Concepts Consulting, LLC.   Net cash provided by financing activities during the six months ended June 30, 2007 was $585,471, consisting primarily of $465,001 derived from the sale of stock and $120,470 in deposits made for shares of common stock not issued.

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this report.  We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings.  We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.  Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is approximately $70,000,000.

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $766,568 due at June 30, 2007 for legal fees.  The amount owed accrues interest at 10% per year, or approximately $215,375 through June 30, 2007.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At June 30, 2007, the Company has net operating loss carryforwards estimated to be approximately $7,900,000 for income tax purposes which are set to expire from 2019 to 2023.  Upon completion of the Company’s income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

Please see discussion of recently issued accounting pronouncements in Note 1 and Note 7 to our Consolidated Financial Statements.

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

Based on the evaluation, the Company’s Chief Executive Officer (who is the principle accounting officer) conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.  Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.  Based on that evaluation, the Chief Executive Officer (who is the principal accounting officer) concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

Remediation Plans

Management has completed its process of remediating the above-mentioned weakness in our internal control over financial reporting and has implemented the following steps:

Developed procedures to implement a formal monthly closing calendar and process and hold monthly meetings to address the monthly closing process;

Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB; and

Obtained additional staffing to provide additional resources for internal preparation and review of financial reports,

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, 762,500 shares and 1,562,500 warrants were issued at $0.40 per share.  Deposits totaling $120,000 were accepted by the Company.  These shares are expected to be issued during the third quarter of 2007.

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

The Company filed current reports on Form 8-K on April 2, 2007 and May 1, 2007.

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

MYRIAD ENTERTAINMENT & RESORTS, INC.
Date: August 10, 2007	By:	/s/ John Meeske
John Meeske
Chief Executive Officer and Principal Financial Officer