Form 10QSB
period 2007-09-30
Myriad Entertainment & Resorts, Inc.
filed 2007-11-14
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________to_________

MYRIAD ENTERTAINMENT & RESORTS, INC.
(Exact name of registrant as specified in charter)

Delaware	0-24640	64-0872630
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

987 Harris Street, Tunica, Mississippi 38676
(Address of principal executive offices)

(800) 955-0762
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

The number of shares outstanding of the issuer’s common stock as of September 30, 2007 was 45,246,321.

Transitional Small Business Disclosure Format  (Check One)  YES [  ]  NO  [ X]

MYRIAD ENTERTAINMENT & RESORTS, INC. AND SUBSIDIARIES

INDEX

Page

      PART I:  FINANCIAL INFORMATION

ITEM 1.

  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

F-1

ITEM 2.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

18

ITEM 3.  CONTROLS AND PROCEDURES

23

     PART II:  OTHER INFORMATION

25

ITEM 1.  LEGAL PROCEEDINGS

25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

25

ITEM 5.  OTHER INFORMATION

25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

25

SIGNATURES

26

PART I:  FINANCIAL INFORMATION

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2007

(UNAUDITED)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR FINANCIAL STATEMENTS

Page

      Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet (Unaudited)

F-2

Consolidated Statement of Operations for the Nine Month Period Ended

September 30, 2007 (Unaudited)

F-3

Consolidated Statement of Operations for the Three Month Period Ended

September 30, 2007(Unaudited)

F-4

Consolidated Statement of Stockholders’ Deficit for the Nine Month Period

Ended September 30, 2007 (Unaudited)

F-5

Consolidated Statement of Cash Flows for the Nine Month Period (Unaudited)

F-6

Notes to Consolidated Financial Statements (Unaudited)

F-7

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

September 30, 2007

Assets

Current assets
Cash	$58,824
Total current assets	58,824
Non-current assets
Land deposit	165,000
Property and equipment, net	3,088
Due from shareholder	39,771
Intangible asset	69,047
Other assets	19,163
Total non-current assets	296,069
Total assets	$354,893
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	2,687,681
Accrued liabilities	1,672,732
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	780,347
Convertible debenture	975,372
Total current liabilities	6,164,900
Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 45,246,321 shares	45,246
Additional paid-in capital	7,930,618
Accumulated deficit	(13,785,871)
Total stockholders' deficit	(5,810,007)
Total liabilities and stockholders' deficit	$354,893

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006 (restated)
Operating revenues
Fees billed	$-	$-
Operating expenses
Salaries	1,097,066	171,867
Stock issued for services	1,084,493	369,250
Professional fees and contract services	2,184,901	1,804,113
Management fees - related party	-	484,892
Other expenses	352,209	234,204
Total operating expenses	4,718,669	3,064,326
Net loss from operations	(4,718,669)	(3,064,326)
Other income (expenses)
Other income	2,500	-
Interest expense	(123,713)	(1,090,846)
Total other expenses	(121,213)	(1,090,846)
Net loss before income taxes	(4,839,882)	(4,155,172)
Income tax benefit	-	-
Net loss	$(4,839,882)	$(4,155,172)
Net loss per common share:
Basic	$(0.12)	$(0.09)
Diluted	$(0.12)	$(0.09)
Weighted-average shares outstanding:
Basic	41,259,373	43,801,870
Diluted	41,259,373	43,801,870

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006 (restated)
Operating revenues
Fees billed	$-	$-
Operating expenses
Salaries	176,314	67,700
Stock issued for services	895,000	-
Professional fees and contract services	696,437	852,544
Management fees - related party	-	303,057
Other expenses	45,739	556,336
Total operating expenses	1,813,490	1,779,637
Net loss from operations	(1,813,490)	(1,779,637)
Other income (expenses)
Interest expense	(43,206)	(1,063,775)
Total other expenses	(43,206)	(1,063,775)
Net loss before income taxes	(1,856,696)	(2,843,412)
Income tax benefit	-	-
Net loss	$(1,856,696)	$(2,843,412)
Net loss per common share:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)
Weighted-average shares outstanding:
Basic	42,049,143	46,325,556
Diluted	42,049,143	46,325,556

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

For the Period Ended September 30, 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2006	38,210,071	$38,210	$5,843,793	$(8,945,989)	$(3,063,986)
Stock issued for services	4,050,000	4,050	1,080,443	-	1,084,493
Stock issued for cash	2,611,250	2,611	736,113	-	738,724
Warrants issued for cash	-	-	111,642	-	111,642
Stock issued for acquisition	250,000	250	99,750	-	100,000
Stock issued to directors	125,000	125	53,125	-	53,250
Vesting of stock options	-	-	5,752	-	5,752
Net loss	-	-	-	(4,839,882)	(4,839,882)
Balance - September 30, 2007	45,246,321	$45,246	$7,930,618	$(13,785,871)	$(5,810,007)

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006 (restated)
Cash flows from operating activities
Net loss	$(4,839,882)	$(4,155,172)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	23,449	-
Beneficial conversion feature associated with debenture	15,395	1,050,000
Stock issued for compensation and services	1,084,493	369,250
Stock issued to directors	53,250	-
Vesting of stock options	5,752	-
Changes in operating assets and liabilities
Due from related parties	(500)	(11,439)
Accounts payable	1,793,471	517,220
Accrued liabilities	1,189,232	166,667
Accrued legal fees, including interest	42,324	142,634
Net cash used by operating activities	(633,016)	(1,920,840)
Cash flows from investing activities
Acquisition of company, net of cash acquired	9,610	-
Purchase of land	(165,000)	-
Purchase of property and equipment	(3,176)	-
Net cash used by investing activities	(158,566)	-
Cash flows from financing activities
Stock issued for cash	850,366	1,366,654
Advances from shareholder	-	798,842
Deposits for shares to be issued	-	-
Net advances (to) from Myriad Golf Resorts, Inc.	-	(307,780)
Repayments of short-term borrowings	-	(5,770)
Net cash provided by financing activities	850,366	1,851,946
Net increase (decrease) in cash	58,784	(68,894)
Cash - beginning of period	40	68,894
Cash - end of period	$58,824	$-
Supplementary disclosure of non-cash transactions
Shares issued in conjunction with acquisition of business	$100,000	$-
Supplementary disclosures of cash flow information
Cash paid during the period for interest	$-	$1,424

See notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

1.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. (the “Company”) and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes thereto are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of its operations for the year to date and three month period ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the year to date and three month period ended September 30, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

September 30, 2007

1.

Summary of Significant Accounting Policies (cont'd)

b.

Principles of consolidation and 2006 restatement – The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary Myriad-Tunica and its wholly owned subsidiary Club Concepts Consulting, LLC (“Club Consulting”).  Myriad Golf Resorts, Inc. (“Myriad-Golf”) is a 1% partner in Myriad-Tunica.  Prior to October 18, 2006, the Company owned 33% of Myriad-Tunica.  On October 18, 2006, the Company entered into an agreement whereby the former CEO of the Company and the former project manager contributed an aggregate of 66% of Myriad-Tunica, which they held, to the Company.  This resulted in Myriad-Tunica being 99% owned by the Company with the remaining 1% owned by Myriad-Golf.  This transaction is considered to be a common control transaction and, therefore, the consolidated financial statements presented have been restated for all periods presented to reflect Myriad-Tunica as a consolidated subsidiary for the three and nine months ended September 30, 2007 and 2006.

All intercompany balances have been eliminated in consolidation.

c.

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2007, the Company had no cash equivalents.

d.

Depreciation – The Company’s equipment is depreciated using the straight-line method.  The Company recorded an immaterial amount of depreciation expense for the three and nine months ended September 30, 2007 and 2006.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.

Revenue recognition – The Company did not earn any revenue for the three and nine months ended September 30, 2007 or 2006.

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

September 30, 2007

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2007

2.

Acquisition and Intangible

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“FAS 141”), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and will be amortized over a three-year term.  Amortization expense totaled $21,343 for the year to date period and $7,533 for the three months ended September 30, 2007.  The operating results of Club Concepts have been included in these consolidated financial statements since the date of the acquisition.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

4.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual.  The amounts owed are subject to final review and approval by the Board of Directors; however, on October 12, 2006, the Company converted an amount believed to be owed to this individual into an 8% convertible debenture in the amount of $1,050,000, subject to final review and approval.  The maturity date of the debenture was September 12, 2007 with interest at 8%; through September 30, 2007, the principal amount of the debenture remains undertermined and unpaid.  The debenture is unsecured and may be prepaid by the Company at any time without penalty.  At September 30, 2007, a total of $84,000 of interest was estimated and accrued pursuant to this debenture.  The Company is in the process of substantiating the amount owed under this debenture and estimates the final determination of the extent of its obligation will occur by December 31, 2007.

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

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $0.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of this warrant.  The warrant vests over a four-year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the consolidated statement of stockholders’ deficit.  The Company is amortizing the discount using the effective interest method.  Such amortization, recorded as interest expense, totaled $15,306 for the year to date period and $5,343 for the quarter ended September 30, 2007.

At September 30, 2007, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at September 30, 2007	$1,050,000
Less remaining discount associated with detachable warrant	(74,628)
Convertible debenture, net of discount	$975,372

5.

Accrued Legal Fees, Including Interest

The Company had recorded $780,347 due at September 30, 2007 for unpaid legal fees.  Included in this amount is $229,155 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

6.

Short-Term Borrowings

At September 30, 2007, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99%.  As of September 30, 2007, accrued interest related to this agreement totaled $2,994.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

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

As of September 30, 2007, the Company has not accrued any interest or penalties related to income tax matters in income tax expense.   Such items would be reported as an adjustment to income tax expense.

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

The income tax provision (benefit) consists of the following:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Current	$-	$-
Deferred	-	-
	$-	$-

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

At September 30, 2007, the Company has net operating loss carryforwards estimated to be approximately $9,768,000 million, which are set to expire from 2019 through 2023.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Income tax benefit computed at the statutory federal and state income tax rates	$(3,321,000)	$(2,250,000)
Valuation allowance for net operating loss income tax benefits not recognized	3,321,000	2,250,000
	$-	$-

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

7.

Income Taxes (cont'd)

No income taxes were paid for the three month periods ended September 30, 2007 and 2006.  The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

8.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain executives and directors, which provide for an annual salary.  The payment of these salaries is deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts, including applicable payroll taxes, totaled $1,550,938 as of September 30, 2007. Accrued salary amounts are included in accrued liabilities in the accompanying consolidated balance sheet.

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  This agreement was subsequently cancelled during January 2007.  At September 30, 2007, the Company had accrued $37,500 owed under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of September 30, 2007, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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

Through September 30, 2007, no payments have been made due to the lack of funding,.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

8.

Commitments and Contingencies (cont’d)

As of September 30, 2007, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the “Contract”).  The Contract provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein.  The cash and shares shall be paid to the sellers at the closing which was to have taken place on or about August 1, 2007, subject to the provisions stated therein.  In addition, the Company shall pay to the sellers an aggregate of 2% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site.  However, if within five years from the opening of the first casino the Company has not opened a second casino, then beginning on the fifth anniversary of the opening of the first casino, the Company shall begin paying as percentage rent as amount equal to 4% of the Gross Gaming Revenues.  These payments are required to be made for a period of 22 years and thereafter will reduce back to 2% for an additional five years in order to ensure that certain members of the sellers family will obtain the equivalent of 2% for a full 27 years for two properties.  A deposit totaling $165,000 has been paid in conjunction with this agreement.

On August 1, 2007, the Company entered into an amendment (the “First Amendment”) to the Contract For Sale and Purchase of Real Estate (the “Contract” as more fully discussed in note 8)  in order to amend certain provisions of the Contract.  Specifically, the First Amendment provides for (i) an increase in the cash purchase price from $25,000,000 to $25,318,500, and (ii) the extension of the closing date from August 1, 2007 to October 2, 2007.    A second amendment (the “Second Amendment”) was entered into effective September 27, 2007.  The Second Amendment requires 300,000 additional shares to be issued in conjunction with the purchase and extends the closing date to November 15, 2007.

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $42,525 for the year to date period and $14,175 for the three months ended September 30, 2007.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee.  The following is a schedule of future minimum lease payments at September 30, 2007:

Year Ending December 31,
2007	$14,175
2008	56,700
2009	56,700
2010	4,725
Total	$132,300

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

9.

Stockholders’ Equity

There are 300,000,000 shares of $0.001 par value common stock authorized of which 45,246,321 were outstanding at September 30, 2007.  At September 30, 2007, the Company had 5,000,000 shares of common stock reserved for issuance in connection with the 2000 Stock Incentive Plan.

During the nine months ended September 30, 2007 and 2006, the Company made stock grants to various service providers totaling 4,050,000 and 1,275,000 shares, respectively, at an average market price of $0.10 to $0.57 per share.  This resulted in the recognition of $1,084,493 and $369,250 of non-cash expense for the nine months ended September 30, 2007 and 2006, respectively.

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

10.

Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to an employee in connection with an employment agreement.  One-third of the rights vest immediately, with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the nine months and three months ended September 30, 2007, compensation expense was $8,628 and $2,876, respectively.  The key assumptions utilized to determine the fair value of this award includes the following:  expected volatility 100%, risk free interest rate 5%, expected dividends 0%, expected remaining contractual life of the awards of 3.5 years.  At September 30, 2007, a total of 83,333 of stock options were exercisable at $0.21 per share.  These awards have been excluded from the calculation of earnings per share since they are antidilutive.

 11.

Warrants

A summary of warrant activity for the nine months ended September 30, 2007 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2006	5,000,000	$1.58	1,250,000	$0.30
Granted	1,562,500	1.06	-	-
Outstanding, September 30, 2007	6,562,500	$1.46	1,250,000	$0.30

During the nine month period ended September 30, 2007, the Company issued 1,562,500 warrants in connection with the sale of stock.  These warrants expire on February 28, 2008.

At September 30, 2007, all other warrants outstanding expire on October 12, 2011.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

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

The remaining overhead costs were allocated based on management’s determination of the entity benefiting from the costs incurred.  The Company believes that such allocation methods were reasonable.  Management fees charged to the Company by Myriad-Golf were $0 for the nine month and three month period ended September 30, 2007.  As previously discussed, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the corporate headquarters.

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

Due from shareholder of $39,771 at September 30, 2007, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

The Company has recorded accounts payable to a Director and certain officers totaling $260,150 representing certain operating costs paid on behalf of the Company.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (cont'd)

 (Unaudited)

September 30, 2007

14.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Numerator		(restated)
Net loss	$(4,839,884)	$(4,155,172)
Denominator
Weighted-average shares outstanding	$41,259,373	$43,801,870
Basic loss per shares	$(0.12)	$(0.09)
Diluted loss per share	(0.12)	(0.09)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Numerator		(restated)
Net loss	$(1,856,698)	$(2,843,412)
Denominator
Weighted-average shares outstanding	$42,049,143	$46,325,556
Basic loss per shares	$(0.04)	$(0.06)
Diluted loss per share	(0.04)	(0.06)

The effect of antidilutive securities have been excluded from this calculation.

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

Our Company has completed its feasibility studies and appraisals with favorable results and we are now focused on raising $1.6 billion to implement phase 1 of the Myriad Botanical Resort.  Although no assurances can be given regarding the Company’s ability to secure the phase 1 funding, if secured, the Company anticipates utilizing these funds for the following:·

•

Infrastructure for the 513 acre resort based on the Botanical Theme;

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

18

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

A second amendment related to the land purchase (the “Second Amendment”) was entered into effective September 27, 2007.  The Second Amendment requires 300,000 additional shares to be issued in conjunction with the purchase and extends the closing date to November 15, 2007.

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

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

The Company generated no revenues during the quarters ended September 30, 2007 and September 30, 2006.  During the three months of 2007, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company’s operating expenses for the three months ended September 30, 2007 were $1,813,492 compared to $1,779,637 during the comparable period for 2006.  This increase in operating expenses was primarily attributable to increased salaries and other expenses for the quarter.  The Company had salary expense of $176,314 in 2007 and $67,700 in 2006.  The Company also incurred interest expense of $43,206, compared to interest expense of $1,063,775 during the three months ended September 30, 2006.  The Company had a net loss of $1,856,698, or $0.04 per share, for the three months ended September 30, 2007, as compared to a net loss of $2,843,412, or $0.06 per share for the quarter period ended September 30, 2006.

The Company’s operating expenses for the nine months ended September 30, 2007 were $4,718,671 compared to $3,064,326 during the comparable period for 2006.  This increase in operating expenses was primarily attributable to stock issued for service expense and salary expense for the year to date period.  The Company had salary expense of $1,097,066 in 2007 and $171,867 in 2006.  The Company also incurred interest expense of $123,713 and other income of $2,500 during the nine months ended September 30, 2007, compared to interest expense of $1,090,846 during the nine months ended September 30, 2006.  The Company had a net loss of $4,839,884, or $0.12 per share, for the nine months ended September 30, 2007, as compared to a net loss of $4,155,172, or $0.09 per share for the quarter period ended September 30, 2006.

The Company’s revenues during 2007, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2007.

Liquidity and Capital Resources

September 30, 2007

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

The Company’s working capital was $(6,106,077) as of September 30, 2007 compared to $(2,505,009) as of September 30, 2006.  This deficit was attributable to an increase in start-up costs for the period to date, including consulting fees, accrued management salaries, and associated travel and entertainment expenses.  At September 30, 2007, the Company had cash of $58,824.

The Company has historically derived its cash from the sale of shares.  In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of September 30, 2007, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99%.  Accrued interest related to this line of credit totaled $2,994 as of September 30, 2007.

Net cash used by operating activities was $733,604 for the nine months ended September 30, 2007, as compared to $1,920,840 for the comparable period during 2006.  This change was a result of increased activities, including additional non-cash expenses such as stock issued for compensation, incurred in implementing our business plan of developing the Myriad-Tunica resort.  Net cash used by investing activities was $158,478 for the nine months ended September 30, 2007, as compared to $-0- for the comparable period during 2006   This change was a result of a deposit to secure the purchase of land for the construction and development of the Myriad-Tunica casino site and the acquisition, net of cash acquired, of Club Concepts Consulting, LLC.   Net cash provided by financing activities during the nine months ended September 30, 2007 was $950,866, consisting primarily of $1,851,946 derived from the sale of stock.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $780,347 due at September 30, 2007 for legal fees.  The amount owed accrues interest at 10% per year, or approximately $229,155 through September 30, 2007.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At September 30, 2007, the Company has net operating loss carryforwards estimated to be approximately $9,768,000 for income tax purposes which are set to expire from 2019 to 2023.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

•

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

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting and hopes to have these changes fully implemented by the end of the fiscal fourth quarter of 2007.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, 1,448,750 shares were issued at $0.40 per share.

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

The Company filed current reports on Form 8-K on July 3, 2007, August 9, 2007, August 22, 2007 and October 2, 2007.

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

MYRIAD ENTERTAINMENT & RESORTS, INC.

Date: November 14, 2007	By:	/s/ John Meeske
John Meeske
Chief Executive Officer and Principal Financial Officer

