Form 10KSB
period 2007-12-31
Myriad Entertainment & Resorts, Inc.
filed 2008-03-31
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

MYRIAD ENTERTAINMENT & RESORTS, INC.

(Name of small business issuer in its charter)

———————

Delaware	0-24640	64-0872630
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

987 Harris Street, Tunica, Mississippi 38676

(Address of Principal Executive Office) (Zip Code)

(800) 955-0762

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE.

Title of each class		Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on March 13, 2007: 45,534,321.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

i

PART I

ITEM 1.

BUSINESS

BACKGROUND

Myriad Entertainment & Resorts, Inc. (“we,” “us,” “our” or the “Company”) is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts. We own, through our wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC, a Mississippi limited liability company (“Myriad-Tunica”).

Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, the Company's former Chairman acquired twenty-two million (22,000,000) shares of the Company's Common Stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a thirty-three percent (33%) interest in Myriad-Tunica.

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

Our Company has completed its feasibility studies and appraisals with favorable results and we are now focused on raising $675 million to implement phase 1 of the Myriad Resort. Although no assurances can be given regarding the Company’s ability to secure the phase 1 funding, if secured, the Company anticipates utilizing these funds for the following:

•

Building out site Infrastructure

•

Construction of the first of our six planned casinos;

•

Construction of the first 750 rooms casino and convention hotel of our planned 3,000 rooms;

•

Construction of the first phase of our Convention Center (30,000 sq. ft.);

•

Construction of the 18-hole championship Golf Course;

•

Construction of the Water Park;

•

Construction of our 25,000 square foot Health and Wellness Luxury Spa; and

•

Construction of our private label restaurants.

Recent Events

On March 11, 2008, the Company announced that Mr. John Meeske was terminated as the Company’s Chief Executive Officer and as a member of the Board of Directors. Mr. Meeske had served as the Company’s CEO and as a Director since May 2006. His termination was effective immediately and was based on actions conducted by Mr. Meeske that were inconsistent with his employment agreement, Company policies and procedures.  The Company is currently investigating this matter further.

Consequently, Nicholas A. Lopardo, Chairman of the Board of Directors, has been named interim Chief Executive Officer until such time as the Company can locate a suitable replacement. The Company’s Board has begun this search.

The Company also announced the resignations of two Board members, Mr. Jack Vaughn and Mr. Jerry Wayne, effective March 5, 2008.

On March 7, 2008, we announced that our Board of Directors approved on March 5, 2008, a collateral and loan term sheet which the Company anticipates will provide up to $675 million in financing for Phase One of the Company’s planned Myriad Resort in Tunica, Mississippi. This term sheet also provides for the funding of all phases of the Company’s planned development in Tunica, up to $2.5 billion.

On December 14, 2007, The Company received the resignation of Mr. JD Daniel as a member of the Board of Directors and Chairman of the Audit Committee. Further, Mr. Daniel gave notice of his termination of his employment with the Company as an Executive Vice President effective immediately.

On April 25, 2007, the Company and Myriad-Tunica entered into a Contract for the Sale and Purchase of Land with members of the Perry family. The Agreement provides that the Company shall purchase approximately 500 plus acres of land for a total purchase price of $25 million in cash (or certified check) and 6.5 million shares of the Company’s restricted common stock; the holders of any such common stock to be issued shall be subject to further contractual lockups as provided therein. The cash and shares to be paid to the Sellers at the closing to take place at or about August 1, 2007, subject to the provisions stated therein. In addition, the Company would pay to the Sellers an aggregate of 2% or 4% of the “Gross Gaming Revenue” derived from any and all gaming or gambling activities conducted on the Company’s gaming site, depending upon certain operating conditions.  On August 1, 2007, we amended the Agreement to provide for (i) increase in the cash purchase price from $25,000,000 to $25,318,500 and (ii) extend the closing date to October 2, 2007. Deposits totaling $165,000 have been made to secure this and other contracts to purchase land. A second amendment related to the land purchase (the “Second Amendment”) was entered into effective September 27, 2007. The Second Amendment requires 300,000 additional shares to be issued in conjunction with the purchase and extends the closing date to November 15, 2007.  This agreement was terminated in February 2008, resulting in the write-off of the related deposits.

On May 11, 2007, we received our adjusted enterprise appraisal. The new appraisal took into account the value of our entitlements from the State of Mississippi as well as the approval for five of the six casino sites. The appraisal indicates a site value as a Destination Resort with a major Convention facility, Retail, Attractions, Development and six casino sites at $278 million.

On May 11, 2007, we received our final Feasibility study from The Innovation Group, indicating a future annual EBITDA at over $340 million, once the Myriad Resort is totally built out and completed.

CONSTRUCTION MANAGEMENT

We anticipate that the construction management for the Myriad-Tunica project will be undertaken by HDC & Associates, a Georgia limited liability company. HDC presently has an extensive number of active projects worldwide, including the following current clients/projects/brands: Portman Architects, Marriott Hotels and Resorts, Hyatt Corporation, Loews, Westin, Four Seasons and Wyndham. Dale Cheek, a Company director, has served as President of HDC & Associates since 1992.

Although the overall scope and general design of the Myriad-Tunica project has been determined, we have not finalized all of the detailed plans and specifications. The Company believes that when it finalizes the Myriad-Tunica plans and specifications in the future, it may discover that it needs to obtain additional funding, which may not be available on satisfactory terms or at all, or that it may choose to reduce the scope of the work and design components to reduce the costs of constructing the project. Any such reduction in scope may in the future affect our business, financial condition and results of operations. In addition, there are significant risks associated with major construction projects that may prevent the completion of the Myriad-Tunica project on budget and on schedule, including shortages of materials and skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases, and unavailability of construction equipment.

We anticipate that the conceptual design, project management and operations for the indoor snow park, indoor theme park, nightclub and big wheel (Mississippi Eye) at the Myriad-Tunica project will be undertaken by Select Contracts, a United Arab Emirates (UAE) based company with offices in United Kingdom (UK) and Canada. Select Contracts presently has an extensive number of active projects worldwide in UAE, UK, Jordan, Vietnam, USA, Dominican Republic & Montenegro including hotels, snow parks, theme parks, water parks, family entertainment centres, marinas, golf courses and nightclubs.  Fiona Sutton, a Company director, established the company in 1978 and has been Chairman since inception.

CASINO AND HOTEL MANAGEMENT

We believe that the casino and hotel management for the Myriad-Tunica project will be undertaken by an outside management company experienced in this industry. We anticipate the construction of three thousand (3,000) hotel rooms for the planned six casinos. We will rely on the diverse talent of our management team and our Board of Directors to find and retain the right person or company for this endeavor. In addition to possibly using management agreements with any management company, we may acquire whole or partial ownership in any such company.

PROJECT SITE

Myriad continues to discuss its land options with several land owners in the Tunica area. Tunica County, Mississippi is located 35 miles south of Memphis, Tennessee, near the intersections of Interstate 40 and Interstate 55 and in close proximity to Memphis International Airport. Tunica County, with an area of 460 square miles is located 431 miles from Atlanta, Georgia, 569 miles form Chicago, Illinois, 475 miles from Dallas, Texas, and 417 miles from New Orleans, Louisiana. Interstate 69, which runs from Canada to the Gulf of Mexico, which is currently under construction, will pass within close proximity of the Myriad-Tunica project.

The Tunica Airport runway was lengthened to 8,500 ft to grant access to commercial, corporate and regional aircraft. The Tunica Airport is currently accessed by Lear Jets and Twins.

GAMING AND TOURISM INDUSTRIES IN TUNICA, MISSISSIPPI

Tunica County, Mississippi is one of the top five gaming environments in the United States after Las Vegas, Nevada and Atlantic City, New Jersey. Mississippi legalized casino gaming in 1990 for floating vessels on the Mississippi River and along the Gulf Coast with local voters’ approval. Tunica County voters gave their approval in 1991, and Splash Casino opened on October 19, 1992. By the end of 1993, three more casinos opened in Tunica, and by the close of 1994, seven casinos were in operation in Tunica, with Mississippi gross revenues growing to $1.5 billion.

Tunica is one of the top five gaming environments in US.  The market produces an average annual hotel occupancy rate of 86%.  Mississippi’s approach is proactive to a new development of a Casino Resort destination.  The market is mature & well positioned to support a new development of a Casino Resort destination.  Although nine Casino destinations are competition, they however on average are 12 years old.

Tunica offers marketing advantages for a Casino Resort destination.  48 million people surround the Tunica location within eight hours from the North, East, South and West.  The Memphis area has a draw of over 1.7 million within a 1 1/2 hour driving distance and the Memphis International Airport with the new highway I-69 is now 30 minutes from Tunica.

REGULATORY APPROVALS

On March 16, 2006, the Mississippi Gaming Commission approved the revised gaming site and site development plan of the Myriad-Tunica project for 24 months, renewing the approval originally granted to Myriad-Tunica in June 2004. Any such additional casino developments would require Mississippi Gaming Commission approval before construction could begin. On April 21, 2005, the Mississippi Development Authority granted approval to Myriad-Tunica for participation in the Mississippi Tourism Incentive Program and awarded it a Mississippi Tourism Incentive Certificate (TP-016) making it eligible to receive up to $290,950,000 of sales tax rebates, effective during the first ten years of operation, collected from revenues generated from family-oriented operation of its proposed resort development. The amount awarded was based on a formula that qualified 35% of the capital invested in family-oriented components of the resort to be eligible for rebate. On July 8, 2004, the Board of Supervisors of Tunica County, Mississippi, approved an easement for the Myriad-Tunica project, which permits a roadway to be constructed through the property leading to the resort entrance. Previously, in April 2003, the County of Tunica issued a support letter offering appropriate tax incentive and the use of revenue bonds to help Myriad-Tunica to secure the most attractive tax-exempt financing facility. Additionally, the County of Tunica stated that it would consider providing other forms of financial assistance such as allowable development cost offsets for roads and easements, infrastructure savings and any applicable county or State tax abatement programs. Notwithstanding such approvals, the Mississippi Gaming Commission may impose unanticipated requirements regarding the licensing of owners and managers of the casino to be constructed as part of the Myriad-Tunica project. The opening and operation of the casino will be contingent upon Myriad-Tunica’s receipt and maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations and ordinances requiring these licenses, permits and approvals generally relate to the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The scope of the approvals required to open and operate a casino facility are extensive. Failure to obtain or maintain the necessary approvals could prevent or delay the completion or opening of all or part of the Myriad-Tunica project or otherwise affect the design and features of the Myriad-Tunica project. Failure to obtain or maintain any of the required licenses could significantly impair our financial position and results of operations. The Mississippi Gaming Commission may, in its discretion, require certain individuals to file applications, be investigated and be found suitable in connection with the operations of the casino. If the Mississippi Gaming Commission determines that a person is unsuitable to hold a gaming license, Myriad-Tunica would be required to acquire and/or reacquire such interests. Additionally, Mississippi regulatory authorities have broad powers to request detailed financial and other information, to limit, condition, suspend or revoke a registration, gaming license or related approval and to approve changes in gaming operations. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied. The suspension or revocation of any license which may be granted, or the levy of substantial fines or forfeiture of assets could significantly harm our business, financial condition and results of operations. Further, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to the gaming business or a violation of any current or future laws or regulations applicable to the gaming business or gaming license could require substantial expenditures or could otherwise negatively affect our business, financial condition and results of operations. The Mississippi Gaming Commission also could take disciplinary action against Myriad-Tunica which could result in the limitation, conditioning, suspension or revocation of any approvals held by Myriad-Tunica and/or the imposition of a significant monetary fine against that entity. Any such disciplinary action could significantly impair our operations.

Several permits (collectively, “entitlements”) are required to be obtained to enable the Myriad-Tunica project to proceed with construction. Myriad-Tunica has engaged Allen & Hoshall of Memphis, Tennessee, as its engineering consultant to assist its efforts to obtain the entitlements, including permits that pertain to navigation and wetlands issues on the Mississippi River and tributaries, permits from the Yazoo-Mississippi Delta Levee Board, permits from the State of Mississippi Department of Archives and History, Tunica County building permits, State of Mississippi Department of Environmental Quality permits, State of Mississippi Board of Health approval, and clearances from the United States Environmental Protection Agency and Department of Agriculture.

Our engineering principals, John Almond, PE and Michael Young, PE of Allen & Hoshall are in the process of obtaining the following permits and approvals:

1.

Corps of Engineers (“Corps”) Section 10 and Section 404 permits. These pertain to navigation and wetlands issues on the Mississippi River and tributaries.

2.

Yazoo-Mississippi Delta levee Board’s (“YMDLB”) approval for the construction of certain project features on the YMDLB property. This pertains to construction and use of the ring levee and roads to protect the site and to provide access.

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

8.

U.S. Environmental Protection Agency’s clearance certifying that there is no pre-existing pollution on the site that requires remediation.

9.

U.S. Department of Agriculture certification that there are no prime farmlands or other issues that will prohibit use of the site by Myriad-Tunica.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

We will be subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the storage of petroleum substances and chemicals, the handling and disposal of wastes, and the remediation of contamination arising from spills and releases. Our operations will be subject to numerous other laws and regulations, including occupational health and safety, labor and alcoholic beverage control laws and laws relating to access for disabled persons. Changes to these laws or regulations could adversely affect us. We will have policies in place designed to bring or keep our facilities in compliance, and audit procedures to inspect for compliance with all current federal, state and local environmental laws. We are not aware of, and have not been informed by the Environmental Protection Agency or any state or local governmental authority of, any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to us, and we anticipate that we will be in substantial compliance with all such laws, ordinances and regulations applicable to our facilities and operations once our operations commence.

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The salaries of certain of our personnel likely will be based on the federal minimum wage and adopted increases in the minimum wage have historically increased labor costs. We may try to pass these increased labor costs to our customers through price increases. In addition, we will be subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We also will be subject to the Americans with Disabilities Act of 1990, which, among other things, created federally mandated access and use requirements. We anticipate that we will be in substantial compliance with applicable laws and regulations, once our operations commence.

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

We generally enter into confidentiality and invention assignment agreements with our employees, directors and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our property.

At this time, we do not have any trademarks or service marks filed with the US Patent and Trademark Office. However, our affiliates intend to register various service marks, including the name “Myriad Resort” with the U.S. Patent and Trademark Office. We intend to apply with the U.S. Patent and Trademark Office for the registration of various other service marks. We regard our contemplated service marks as valuable assets and intend to protect such service marks vigorously against infringement.

RISK FACTORS

You should carefully consider the risks described. If any of the adverse events described in this risk factors section actually occur, our business, results of operations and financial condition could be materially adversely affected. We have had operating losses to date and cannot assure that we will be profitable in the foreseeable future.

Risks Related To Our Business

WE INCURRED HISTORICAL LOSSES AND HAVE A WORKING CAPITAL DEFICIT. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses in fiscal year ended 2007 of $ 6,272,205.  As of December 31, 2007, we had a working capital deficit of $ 7,285,994. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE UNTIL THE DEVELOPMENT AND CONSTRUCTION OF MYRIAD TUNICA IS COMPLETE.

The Company expects to incur increased operating expenses during the next year, and in all likelihood, thereafter until its development and construction is complete. The amount of net losses and the time required for the Company to reach and sustain profitability are uncertain. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and construction of the Company’s planned resort. There can be no assurance that the Company will ever generate revenue or achieve profitability at all or on any substantial basis.

WE HAVE A MINIMAL OPERATING HISTORY, WHICH RAISES SUBSTANTIAL DOUBT AS TO OUR ABILITY TO SUCCESSFULLY DEVELOP PROFITABLE BUSINESS OPERATIONS.

We have a limited operating history and our business and prospects must be considered in light of the risks and uncertainties to which early stage companies in the destination experience resort industry are exposed. We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein. Most importantly, if we are unable to secure future capital, we will be unable to continue our operations. We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control. The growth of our business will require the commitment of substantial capital resources. If funds are not available from operations, we will need additional funds. We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them. Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities. To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of equity and debt financings. However, no assurances can be given that we will be able to do so.

WE ARE A HOLDING COMPANY AND OUR ASSETS CONSIST PRIMARILY OF INVESTMENTS IN OUR SUBSIDIARIES AND MYRIAD TUNICA.

We are a holding company and our assets consist primarily of investments in our subsidiaries. Other than providing administrative support, we engage in no business directly and do not generate cash. Our subsidiaries are distinct legal entities and have no obligation to pay any dividends or make advances or loans to us. Although there are no material restrictions on Myriad-Tunica’s ability to upstream funds, the Company has not paid dividends on its common stock and does not intend to declare cash dividends in the foreseeable future.

WE HAVE A LIMITED AMOUNT OF CASH AND REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS FOR THE NEXT TWELVE MONTHS.

We have a limited amount of available cash and our monthly operating expense burn rate, including accruals of salary, is substantial. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

IF WE ARE NOT ABLE TO OBTAIN FINANCING AS WE IMPLEMENT OUR BUSINESS, WE WILL HAVE TO CURTAIL THESE PLANS AND THE VALUE OF YOUR INVESTMENT MAY BE NEGATIVELY AFFECTED.

Currently, although the Company has entered into a term sheet with a potential investor to fund the Myriad Tunica project, there can be no assurances that the Company will be successful in negotiating the definitive terms and conditions of that financing and further no assurances can be given that any such financing will in fact be consummated. We require approximately $2.5 billion to develop the planned Myriad Tunica resort. However, if we are unable to obtain financing when needed, we may be forced to curtail our operations, which could negatively affect the value of your investment. There can be no assurance that we will be able to obtain additional financing when needed or if available that it will be on commercially reasonable terms.

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent auditor has indicated that in its report on our 2007 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we fail to continue in business, you will lose your investment in the shares you acquire in this offering.

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors, in particular Mr. Nicholas Lopardo, our Chairman and Interim Chief Executive Officer, is deemed essential to establishing and maintaining the continuity of our operations. Further, we rely heavily on other individuals, including our executive vice president of finance. If we were to lose their services, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees, including a Chief Financial Officer.

We must continually implement and improve our services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could have a material, adverse effect on our business, operating results and financial condition.

Our future results of operations involve a number of risks and uncertainties. With any business undertaking and their inherent unforeseeable risk in conducting business, the following paragraphs discuss a number of risks that could impact the company’s financial condition and results of operations.

WE ARE IN EARLY STAGE OF DEVELOPMENT AND MAY HAVE TO COMPETE WITH COMPANIES WITH GREATER RESOURCES.

We have no operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development. The Company will have to compete with larger companies who have greater funds available for expansion, marketing, and the ability to attract. There can be no assurance that the Company become competitive, or if we become competitive, will remain competitive, should this occur and increased competition could materially adversely affect our operation and financial condition.

OUR FUTURE PERFORMANCE IS DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

We do not maintain key man life insurance on our executive officers but will obtain coverage on at least Mr. Lopardo, our Chairman and Interim Chief Executive Officer. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees, including a Chief Financial Officer. Competition for these individuals is intense and increasing. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.

THERE ARE CURRENTLY NINE CASINOS IN TUNICA COUNTY, AND WE FACE SUBSTANTIAL COMPETITION NOT ONLY IN TUNICA BUT IN THE GAMING INDUSTRY AS A WHOLE.

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our planned operations.

Our planned casino and resort in Tunica County, Mississippi may face competition from all other casinos and hotels in the Tunica area, including to some degree, from each other. In addition, our planned casino and resort may face competition from all smaller non-restricted gaming locations and restricted gaming locations. Currently, there were nine casinos in Tunica County, Mississippi. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the planned businesses of our casino properties.

CERTAIN CONSTRUCTION RISKS MAY ARISE DURING THE BUILDING OF ANY NEW PROPERTY.

We are currently planning the construction of a resort and casino and are providing or may have to provide, as the case may be, funding for the construction of gaming facilities. Construction projects, such as the construction of our resort, entail significant risks, including:

shortages of materials or skilled labor;

unforeseen engineering, environmental or geological problems;

•

work stoppages;

•

weather interference;

•

floods; and

•

unanticipated cost increases.

Any of these risks can give rise to delays or cost overruns that could result in serious problems for our project.

The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. Budget overruns and delays with respect to development projects could have a material adverse impact on our results of operations.

Risks Related to Holding Our Securities

OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK.”

Our common stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

variations in our quarterly operating results;

•

loss of a key relationship or failure to complete significant transactions;

•

additions or departures of key personnel; and

•

fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

Other Risk Factors

There are several risks and uncertainties, relating to the Company’s ability to raise money and grow its business. These risks and uncertainties can materially affect the results predicted. Other risks are the Company’s limited operating history, the limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

The Company’s future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors relate to fluctuating market demand for our services, and general economic conditions.

Special Note Regarding Forward-Looking Statements

This prospectus contains “forward-looking statements” and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this prospectus, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project”, “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our products and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2.

DESCRIPTION OF PROPERTIES

Our corporate headquarters are located in Tunica, Mississippi.

On August 4, 2006, we entered into a lease agreement with MM Industrial Memphis, LLC providing for space for our new corporate headquarters. This space is approximately 6,500 square feet and is located at 2565 Horizon Lake Drive, Suite 110, Memphis, Tennessee 38133. Monthly rent is $4,725 and we have paid a security deposit of approximately $19,000. See Item 3. Legal Proceedings.

ITEM 3.

LEGAL PROCEEDINGS

On or about February 11, 2008, the Secretary of State of Delaware received a summons and complaint filed by MM Industrial Memphis, LLC against the Company relating to that certain lease entered into between MM Industrial and the Company for office space located at 2565 Horizon Lake Drive, Suite 110, Memphis, TN 38133. MM Industrial is claiming that the Company breached the lease by abandoning the property and failing to pay rent. MM Industrial seeks judgment of no less than $223,000, plus costs. The Company is currently reviewing this matter and anticipates attempting to resolve this matter in an amicable fashion.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock generally trades on the OTC Bulletin Board system under the symbol “MYRA.” For the period from February 7, 2005 to March 3, 2006, our stock was listed on the Pink Sheets under the stock ticker symbol “MYRA.PK.” Our common stock resumed trading on the OTC Bulletin Board effective March 3, 2006 under the symbol “MYRA.”

	2007
	High	Low
1st Quarter	0.98	0.31
2nd Quarter	0.65	0.38
3rd Quarter	0.55	0.28
4th Quarter	0.38	0.06
	2006
	High	Low
1st Quarter	1.00	0.16
2nd Quarter	0.50	0.39
3rd Quarter	0.39	0.21
4th Quarter	0.50	0.20

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

HOLDERS OF COMMON STOCK

As of March 13, 2008 there were approximately 555 recordholders of the Company’s common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

During Fiscal year ended 2005, we sold an aggregate of 1,334,501 shares of our common stock to 34 investors between prices at $0.20 per share and $0.30 per share. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

During fiscal year ended 2006, we sold an aggregate of 3,545,735 shares of our common stock to 20 investors between prices at $0.20 per share and $0.30 per share. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

During fiscal year ended 2007, we sold an aggregate of 2,886,750 shares of our common stock to 46 investors at $0.40 per share. The investors represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of exemption from the registration requirements of the Securities Act.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this registration statement. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. The Company undertakes no obligation to update the information contained herein. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in “Risk Factors” section of this Form 10-KSB.

GENERAL

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties. Our primary operations are intended to be focused on destination experience resorts such as the anticipated Myriad-Tunica project. We may seek opportunities in other areas including casinos, resort amenities and facilities, real estate operations and corporate services; however, we have no current plans to begin implementing these operations and do not have adequate financing available at this time. Further we do not anticipate investing in other companies.

The Company now owns 99% of Myriad-Tunica. We are focused on building the following resort in Tunica, Mississippi:

•

Six (6) planned casinos;

•

Casino Hotels planned 3,000 rooms;

•

Convention Hotel with 1,200 rooms;

•

Convention Center (600,000 sq. ft.);

•

18-hole signature Golf Course;

•

Water/Snow Park;

•

Mississippi Eye (observatory);

•

Health/Wellness Luxury Spa;

•

Gardens;

•

5,000 seat performance venue;

•

Private labeled restaurants; and

•

Retail Mega Mall with attractions tied to the Casinos and Convention Hotel.

On March 7, 2008, we announced that our Board of Directors has approved a collateral and loan term sheet which the Company anticipates will provide up to $675 million in financing for Phase One of the Company’s planned Myriad Resort in Tunica, Mississippi. This term sheet also provides for the funding of all phases of Myriad’s planned development in Tunica, up to $2.5 billion.

THE TUNICA DESTINATION

The Tunica area has recently added Interstate Highway 69 which cuts the drive time from the Memphis International Airport to Tunica down to 30 minutes. This fact, coupled with the upgrading of the Tunica regional airport for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements will be very beneficial to us especially since the regional airport is within 1½ miles and Myriad’s site is closer to the airport than any other casino in Tunica.

Tunica has nine casino properties, is the one of the top five gaming environments and has several of the nationally famous and successful Casino companies such as Harrah’s, MGM, Boyd, Penn National. These properties are upwards of 10 to 12 years old. Our expectations are that this will prompt these companies to invest additional funds into the Tunica properties making the overall Tunica destination even better.

STRATEGIC PLANS

We are in the process of implementing a Sports Branding plan that is expected to further increase the market appeal of our overall Resort both for overnight stays and day visits. The objective of maximizing the market appeal, blending conventions, social guests, sports enthusiasts and casino player appeals to cross selling opportunities and greater potential gross sales per occupied room. This strategy is part of our business plan.

We are seeking the help of several signature golf course architects and builders to implement our golf course. We anticipate working with an Attraction Mall company to tie Retail, Attractions, Restaurants, Casinos, Conventions and Hotels into a smooth synergistic model using Paul Ma’s design protocol.

RESULTS OF OPERATIONS

Statement of Operations for the Twelve Months Ended December 31, 2007 to December 31, 2006

The Company generated no revenues during the twelve months ended December 31, 2007 and December 31, 2006. We focused on implementing our future plan of operations as described in this Annual Report.

The Company’s operating expenses for the twelve months ended December 31, 2007 were $6,107,568 compared to $4,437,572 during the comparable period for 2006. This increase in operating expenses was primarily attributable to increased salaries, professional fees, and stock issued for services to consultants. In addition, the Company had salary expense of $1,448,379 in 2007 and $821,704 in 2006. This is due to accrued salaries and consulting expenses. The Company also incurred interest expense of $164,637 in 2007 and $1,131,606 in 2006. The majority of this is due to the non-cash beneficial conversion feature associated with a debenture in the face amount of $1,050,000. The Company had a net loss of $6,272,205, or $(.15) per share, for the year ended December 31, 2007, and a net loss of $5,569,246, or $(.13) per share for the year ended December 31, 2006.

The Company’s revenues during 2008 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2008.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2007

Our primary goal as it relates to liquidity and capital resources is to attain and retain the right level of debt and cash to implement our business plan. We will require substantial additional capital financing to implement our business plan, but there can be no assurance that the requisite financings can be secured and on terms reasonably satisfactory to management. We anticipate that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

The Company’s working capital was a negative $7,285,994 as of December 31, 2007 compared to a negative $3,724,438 as of December 31, 2006. This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest, and partially offset by stock sales to accredited investors during the quarter ended December 31, 2007. At December 31, 2007, the Company had cash of $18,840.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line-of-credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2007, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99%.

Net cash used by operating activities was $692,918 for the twelve months ended December 31, 2007, as compared to $1,139,826 for the comparable period during 2006. This change was a result of activities in implementing our business plan of developing the Myriad-Tunica resort. Net cash provided by financing activities during the twelve months ended December 31, 2007 was $865,566, consisting of amounts derived from the sale of stock partially offset by repayments of short borrowings as compared to $1,089,635 in 2006 which consisted of $1,095,405 derived from the sale of stock, which were partially offset by the repayment of short-term borrowings in the amount of $5,770, for the comparable period 2006. We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this registration statement. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements. Our working capital and the estimated range of funding needed for our day-to-day operations and to service our debt obligations for the next twelve months is approximately $70 million.

During the fourth quarter of 2006, we entered into an agreement with a related party, and shareholder, whereby $1,050,000 of amounts owed to this individual were converted into the principal face amount of a convertible debenture. This debenture accrues interest at 8 percent (8%) annually and was due in full on September 12, 2007. Further, during 2006, the former Chief Executive Officer, Scott Hawrelechko, contributed 8,963,131 shares of common stock back to the Company which were subsequently cancelled.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $794,127 due at December 31, 2007 for legal fees for services rendered by our previous attorney. The amount owed accrues interest at ten percent (10%) per year, or approximately $242,935 through December 31, 2007. We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment. We also owed approximately $338,000 to our current attorneys at December 31, 2007.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with the implementation of our business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

INCOME TAXES

At December 31, 2007, the Company has net operating loss carryforwards estimated to be approximately $10,165,000 for income tax purposes which are set to expire from 2019 to 2024. Upon completion of the Company’s income tax returns for the year ended December 31, 2007, there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

b.

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

c.

Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”) was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods. The Company adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to the financial statements were necessary as a result of the adoption of FIN 48.

As of December 31, 2007, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

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

ITEM 8A. (T).

CONTROLS AND PROCEDURES

As of December 31, 2007, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chairman of the Board  and Chief Executive Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Myriad Entertainment & Resorts, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs one executive officer, who is a director, complete segregation of duties is not possible at this stage in the corporate lifecycle.

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

•

Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB; and

•

Obtained additional staffing to provide additional resources for internal preparation and review of financial reports,

During the first quarter of 2007, management retained an outside accounting service provider to further support and supplement internal staff in accounting and related areas.  Further, appropriate supplemental SEC and U.S. GAAP checklists were employed during the first quarter in conjunction with the Company’s closing process and the preparation of the Form 10-QSB.  Based on that evaluation, the Chairman of the Board and Chief Executive Officer (who is the principal accounting officer) concluded that our disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer (who is the principle accounting officer) conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB.  Management concluded that there were no matters which would result in more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company has implemented the aforementioned remediation plans as of December 31, 2007.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. Mr. John Meeske was terminated as the Company’s CEO on March 5, 2008, effective immediately, and Messrs. Vaughn and Wayne resigned on March 5, 2008, effective immediately.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of March 13, 2008:

Name	Age	Position
Nicholas Lopardo	61	Chairman of the Board and Interim Chief Executive Officer
Elizabeth Meister	47	Executive Vice President of People Development and Director
Dr. Robert S. Ross	87	Director
Dale Cheek	54	Director
Fiona Sutton	54	Director
Paul Ma	56	Director
William J. Callnin	74	Director

NICHOLAS LOPARDO has been our Chairman of the Board since August 2006 and a member of our Nominating Committee since March 2007. From 2003 to present, Mr. Lopardo is the owner and managing partner of the North Shore Spirit, a minor league baseball team located in Lynn, Massachusetts. From 1987 to 2002, Mr. Lopardo worked at State Street Corporation holding various positions including Vice Chairman and was the Chairman and Chief Executive Officer of State Street Global Advisors, State Street Corporation’s money management firm. Under Mr. Lopardo’s guidance, State Street Global Advisors went from managing $18 billion in assets to $727 billion when he retired in 2001, helping grow State Street Global Advisors to be the sixth largest money management company in the world. From 1968 to 1986, Mr. Lopardo worked for Equitable Life and was a senior vice president upon leaving. Mr. Lopardo is the Board Chair of the Susquehanna University and has been inducted into that school’s Sports Hall of Fame. He serves on many business, schools and social service boards, including Perkin Elmer, Inc., the Salvation Army, USA Hockey Foundation and Boston Partners in Education. Mr. Lopardo graduated from Susquehanna University in 1968.

DR. ROBERT S. ROSS has served as a Director since July 6, 2004. Dr. Ross currently serves as President of Environmental Structures, Inc., of Cleveland, Ohio, and Concept Development Institute, Inc., a nonprofit “think tank” located in Hudson, Ohio. Previously, Dr. Ross served as Manager of Aeromechanical Research and Development at the Goodyear Aerospace Corporation in Akron, Ohio. Dr. Ross has held many academic appointments including Director of The Guggenheim Institute in Akron, Ohio, where he taught as Special Lecturer in the Graduate School, was the first Director of the Instructional Television Network at the Case Western Reserve University, Cleveland, Ohio, and as Associate Professor at the University of Akron. Dr. Ross’ latest efforts are in the field of giant “pressure stabilized cable structures”, new materials and manufacturing methods. Dr. Ross received B.S., M.S. and Ph.D. degrees in Engineering.

DALE CHEEK has served as a Director since July 6, 2004. Mr. Cheek has served as President of HDC & Associates since 1992, and has more than 30 years experience in the construction industry and project development services. HDC specializes in providing services for project predevelopment through final construction.

FIONNA SUTTON was appointed a Director on June 21, 2006 and a member of our Nominating Committee since March 2007. Ms. Sutton has been working in the entertainment and recreation industry since 1979, when she was named Chairman and Chief executive of Select Contracts Group gaining a wealth of high quality design, fit-out, business planning and operational experience in the global leisure industry, including theme parks, leisure resorts, water parks and indoor entertainment centers. While at Select Contracts Group, she helped design and build leisure, entertainment, sport and tourism destinations, with the client’s operational requirements in mind. Ms. Sutton graduated as a civil/mechanical engineer in 1975 from Manchester University in the United Kingdom before working as a drilling engineer before joining Select Contracts Group.

ELIZABETH MEISTER was elected to the Board of Directors on March 30, 2007. Ms. Meister is Chairperson of Nominating Committee and member of Audit Committee. Ms Meister is the President of Club Concepts Consulting, LLC, an innovative marketing firm purchased by Myriad Entertainment and Resorts working with developers and managers on the consultation, development, training and implementation of key marketing, sales and training initiatives. Over the past 20 years in the Club business, Beth has held several senior management sales and marketing positions with club industry leaders. Beth grew up in the country club business in South Florida. After graduation from college, a natural transition brought her to the Club marketing business with Club Corporation of America, one of the largest club operation and ownership companies in the United States. Beth worked as a membership director for 6 years before joining the Arnold Palmer Golf Management Company. As part of the Marketing Department she oversaw the marketing and sales for the company’s 15 private clubs. She also developed sales programs for catering and tournament operations for the company’s public daily fee golf course division. Beth was then promoted to director of business development, directing the management services division and was a member of the acquisition, takeover and implementation team. Upon leaving Arnold Palmer Golf, Beth joined the Boca Raton Resort and Club as Director of Club Operations. Overseeing the Club’s member usage of the Hotel and Clubs’ six restaurants, beach club and off site country club facilities. During her career Beth has assisted over 100 Clubs in the United States with successful marketing programs.

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

WILLIAM CALLNIN was appointed as a Director on June 21, 2006. Since 1990 to Present, Mr. Callnin has been Chairman and Managing Director of Cayuga Hospitality Advisors, Inc. (Cayuga), overseeing and directing day-to-day operations. Cayuga is an international network which markets the professional services of its 150 worldwide members, who provide a wide range of services to the hotel, resort, club, casino and foodservice industries. Mr. Callnin is Managing Director of Cayuga’s Casino Gaming Group, an international gaming consultancy providing advice and counsel to casino developers and operators in the United States, Asia, Australia, Europe and the Caribbean. He is currently consulting as the casino expert in the development of a $360 million resort and casino on a 900-acre site in northeastern Pennsylvania. Upon licensing and opening of the casino to the public, Mr. Callnin will provide ongoing asset management services for the casino’s owner. From 1978 to 1980 he was Vice President of Operations for Bally’s Park Place Casino Hotel where he assisted in the planning, staffing, opening and operation of this $300 million project, with 512 guest rooms, 12 food, beverage and entertainment outlets, and a 60,000 sq. ft. casino, the total facility comprising 1.6 million sq. ft., with 4,200 individually licensed employees. Prior to Bally’s, Mr. Callnin spent nine years as senior principal and Regional Director of Management Advisory Services for Laventhol & Horwath, based in Philadelphia. He was responsible for MAS operations in 14 states in the Mid-Atlantic and New England regions.

Significant Employees

ROBERT LEAHY. Mr. Leahy, a successful business leader with more than 20 years of financial experience, joined the Company in November 2006, Mr. Leahy will continue to develop and execute financial strategies to support the Company’s new business plan, which focuses Myriad’s current efforts and resources on the development of the Myriad Resort in Tunica County, Mississippi. From 2001 to 2006, Mr. Leahy served as Vice President and Director of Process Improvement and Reengineering leading key corporate improvement projects including Sarbanes-Oxley Compliance for IT, Business Infrastructure Process Improvement (telecommunications), and a Customer Relationship Management System (CRM) selection project.

Code of Ethics

We have adopted a Code of Ethics for our senior management pursuant to the requirements of the Sarbanes-Oxley Act of 2003 and the rules and regulations of the Securities and Exchange Commission promulgated hereunder.

Family Relationships

As of December 31, 2007, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by is to become directors of executive officers.

ITEM 10.

EXECUTIVE COMPENSATION

No compensation was paid by the Company during 2005, 2006 and 2007 to persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer).

Mr. Meeske became our Chief Executive Officer on July 1, 2006. Pursuant to Mr. Meeske’s employment agreement, he was to receive a base salary of $250,000 per year, which shall accrue and be paid upon the Company receiving $5 million in financing. In light of Mr. Meeske’s recent termination, the Company is evaluating its rights and obligations under his employment agreement.

Mr. Lopardo became our Chairman on August 9, 2006. Pursuant to Mr. Lopardo’s employment agreement, he is to receive a base salary of $400,000 per year upon the Company’s receipt of at least $5 million in financing.

Executive Compensation

The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during the fiscal year ended December 31, 2007. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/ Warrant Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John Meeske*	2007	$0(1)	$0	$0	$0	$0	$0	$0
	2006
Nicholas Lopardo Chairman of the Board and Interim CEO**	2007	$0(2)	$0	$0	$0	$0	$0	$0
	2006

_________________________________________

*

Mr. Meeske was terminated in March 2008.

**

Mr. Lopardo became the Company’s Interim CEO in March 2008, upon the termination of Mr. Meeske.

(1)

Mr. Meeske became our Chief Executive Officer on July 1, 2006. Pursuant to Mr. Meeske's employment agreement, he is to receive a base salary of $250,000 per year, which shall accrue and be paid upon the Company receiving $5 million in financing. In light of Mr. Meeske’s recent termination, the Company is evaluating its rights and obligations under his employment agreement.

(2)

Mr. Lopardo became our Chairman on August 9, 2006. Pursuant to Mr. Lopardo's employment agreement, he is to receive a base salary of $400,000 per year upon the Company's receipt of at least $5 million in financing. Pursuant to M. Lopardo's employment agreement, he is to receive 6,000,000 shares of restricted common stock.

There were no option grants during 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Inventive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Shares Units, or Other Rights That Have Not Vested
John Meeske		–	–		–	–	–	–
Nicholas Lopardo		–	–		–	–	–	–

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS:

BOARD OF DIRECTORS

The Company’s Board of Directors held a Board Meeting in March 2007.

AUDIT COMMITTEE

The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company’s independent auditors and makes recommendations to the Board with respect to these and related matters. Mr. Scott Hawrelechko, the Company’s former executive officer and director, was the sole member of the audit committee until his resignation in late 2006. However under new management we elected new members to our Audit Committee in March 2007. The Audit Committee currently consists of (3) members: Bill Callnin, Chairman, Elizabeth Meister and Robert Leahy. None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc. The former Chairman of the Audit Committee, Mr. JD Daniel, resigned as a director of the Company in December 2007.

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

DIRECTOR COMPENSATION

Directors who are also employees and/or officers of the Company do not receive any additional compensation in connection with their service on the Company’s Board of Directors or committees of the Board of Directors. In addition, the Company currently does not have any specific compensation arrangement to pay non-employee Directors for service on the Company’s Board of Directors although the Company anticipates that it may develop such a program in the future consisting of cash, stock, and/or a combination of cash and stock, to compensate non-employee Directors for attending meetings of the Board and/or committees of the Board in person and/or telephonically. Upon appointment to the board, each director received 25,000 shares of our restricted common stock.

EMPLOYMENT AGREEMENTS

On August 9, 2006, we entered into an employment agreement with Mr. Nicholas Lopardo, our Chairman of the Board. The term of the agreement is for three years. Mr. Lopardo shall earn a base salary of $400,000 per year, payable upon the Company securing $5 million in financing. Accordingly, upon effectiveness of this offering, we will begin to pay Mr. Lopardo’s salary. Further, Mr. Lopardo may be entitled to receive certain financing bonuses equal to 2% of the total proceeds raised in a debt financing and 3% of the total proceeds raised in an equity financing. Mr. Lopardo is also entitled to receive an annual incentive bonus. Moreover, Mr. Lopardo shall receive a total of six million shares of our restricted common stock.

STOCK OPTION PLANS

2000 Incentive Stock Plan

Our 2000 stock plan provides for the grant of incentive stock options to employees and no statutory stock options and stock purchase rights to employees, directors and consultants to acquire shares of common stock. The purposes of the 2000 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Our board of directors originally adopted the 2000 stock plan in December 2000 and our stockholders adopted the 2000 stock plan in July 2005. Unless terminated earlier by the board of directors, the 2000 stock plan will terminate in December 2010.

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

The administrator determines the term of options, which may not exceed 10 years or 5 years in the case of an incentive stock option granted to a holder of more than 10% of the total voting power of all classes of our stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution, provided, however, that the administrator may in its discretion provide for the transferability of nonstatutory stock options granted under the 2000 stock plan if the common stock is listed or approved for listing on a national securities exchange or designated as a national market system security by the National Association of Securities Dealers, Inc. Each option may be exercised during the lifetime of the optionee only by such optionee or permitted transferee. The administrator determines when options become exercisable. Options granted under the 2000 stock plan generally must be exercised within 3 months after the termination of the optionee’s status as an employee, director or consultant of the Company, within 6 months if such termination is due to the disability of the optionee, or within 12 months if such termination is due to the death of the optionee, but in no event later than the expiration of the option’s term.

In the event of our merger with or into another corporation, the successor corporation may assume each option and outstanding stock purchase right or may substitute an equivalent option or stock purchase right. However, if the successor corporation does not agree to this assumption or substitution, the option or stock purchase right will terminate. The board of directors has the authority to amend or terminate the 2000 stock plan provided that no action that impairs the rights of any holder of an outstanding option may be taken without the holder’s consent. In addition, we will obtain requisite stockholder approval for any action requiring stockholder approval under the applicable law.

In addition to stock options, the administrator may issue stock purchase rights under the 2000 stock plan to employees, directors and consultants. The administrator determines the number of shares, price, terms, conditions and restrictions related to a grant of stock purchase rights and the purchase price of a stock purchase right granted under the 2000 stock plan. The administrator also determines the period during which the stock purchase right is held open, but in no case shall such period exceed 30 days. Unless the administrator determines otherwise, the recipient of a stock purchase right must execute a restricted stock purchase agreement granting an option to repurchase the unvested shares at cost upon termination of such recipient’s relationship with us.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based on a review of copies of such forms furnished to the Company and its records, the Company believes that during the last fiscal year, a former Director did not file SEC Form 4 for the initial sale of common stock, which was done without exemption under the Securities Act of 1933, as amended, and during a Company imposed “Blackout” period and the subsequent repurchase of those shares. None of our officers, directors and greater than 10-percent beneficial owners was required to file a Form 5 since all reportable transactions and holdings were previously reported.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 13, 2008, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 13, 2008, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 45,534,321 shares of common stock outstanding.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Myriad Entertainment and Resorts, Inc., 987 Harris Street, Tunica, Mississippi 38676.

Name of Shareholder	Number of Shares	Percent of Common Stock
Scott Hawrelechko**	3,840,000	8.4%
John Meeske(1)	3,025,000	6.6%
Nick Lopardo(2)	0	*
Dr. Robert S. Ross	100,000	*
Elizabeth Meister(3)	275,000	*(3)
Dale Cheek	900,000	2.0%
Fiona Sutton	25,000	*
Paul Ma	25,000	*
William J. Callnin	25,000	*
Jerry Anthony Wayne(4)	25,000	*
John M. Daniel, Jr.(5)	1,025,000	2.3%
Jack Vaughn(6)	125,000	*
All executive officers and directors as a group (11 persons)	9,390,000	20.6%

__________________________________

*

Less than one percent.

**

Mr. Hawrelechko resigned from all executive officer and director positions with the Company and, as previously agreed, returned approximately 8,963,131 shares of common stock to the Company’s treasury.

(1)

Consists of (i) 1,025,000 shares of common stock and (ii) 2,000,000 shares of common stock underlying stock options. Mr. Meeske was terminated as the Company’s CEO and a member of the Board of Directors in March 2008.

(2)

Pursuant to Mr. Lopardo’s Employment Agreement, we are entitled to issue him up to 6,000,000 shares of our Restricted Common Stock.

(3)

Ms. Meister is to receive 25,000 shares of common stock for her recent appointment to the board and 250,000 for the sale of her company Club Concepts Consulting LLC to the Company.

(4)

Mr. Jerry Wayne resigned from our Board of Directors on March 5, 2008.  He received 25,000 shares upon his appointment to the Board.

(5)

Pursuant to Mr. Daniels Employment Agreement consists of (i) 1,000,000 shares of common stock and (ii) received 25,000 shares of common stock for his appointment to the board. Mr. Daniels resigned his director position with the company.

 (6)

Mr. Vaughn received 25,000 shares of common stock for his appointment to the board and 100,000 shares for services performed. Mr. Vaughn resigned his director position with the Company in March 2008.

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

On October 13, 2006, we issued an eight percent (8%) Convertible Debenture and Warrant to Mr. Larson Elmore. The Debenture is in the principal face amount of $1,050,000, subject to certain conditions, and is due on or before October 13, 2007. The Conversion price of the Debenture is $0.10 per share. Mr. Elmore was granted certain registration rights relating to the shares of common stock underlying the Debenture. Further, we issued to Mr. Elmore a five-year warrant to purchase 5,000,000 shares of our common stock at varying exercise prices between $0.30 and $3.00 per share. As of March 2008, the Company is substantiating the actual principal amount it is obligated to pay to Mr. Elmore.

In January 2003, Myriad Golf entered into a Myriad-Tunica Management Agreement with HDC & Associates providing for payment of $20,000 monthly during the construction period of the contemplated Myriad-Tunica project. Mr. Cheek, a Director of the Company, is the President of HDC & Associates.

ITEM 13. EXHIBITS

(a)

Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-12.

(b)

Reports on Form 8-K.

31.1 Certification Pursuant to Securities Exchange Act Rule 13/15(d)

32.1 Certification Pursuant to Securities Exchange Act Rule 13/15(d)

(a)

Exhibits

Exhibits Number	Description
2.1

Securities Purchase Agreement between the Registrant and Scott Hawrelechko, dated June 22, 2004 (filed as Exhibit 2.1 to the Annual Report on Form 10-KSB for year ended December 31, 2004, filed May 16, 2005 and incorporated herein by reference)*

3.1

Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3(i).1 to Annual Report on Form 10-KSB for year ended December 31, 2004, filed May 16, 2005 and incorporated herein by reference) *

3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.11.1 to Annual Report on Form 10-KSB for year ended December 31, 2004, and incorporated herein by reference) *
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

*

Previously filed as indicated therein.

(1)

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees billed for professional audit services rendered by Moore Stephens Frost (“MSF”), our principal accountants, for the years ended December 31, 2007 and December 31, 2006.

	2007	2006
Audit fees(1)	$55,500	$54,445
Audit related fees(2)	$0	$17,596
Tax fees(3)	$0	$10,024
All other fees(4)	$0	$0

(1)

Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as quarterly reviews.

(2)

Audit related fees consisted principally of assistance with research and assistance with regulatory filings such as the SB-2 filed during 2006.

(3)

Tax related fees in 2006 represent tax compliance services provided for the 2005 and 2006 tax returns.

(4)

Moore Stephens Frost did not bill the Company for any other services in calendar years 2007 and 2006.

The engagement of MSF to render audit or non-audit services requires the prior approval of our Audit Committee and/or Board of Directors.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on ___________.

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ Nicholas Lopardo
Nicholas Lopardo
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Elizabeth Meister	Executive Vice President of People
Elizabeth Meister	Development and Director

/s/Nick Lopardo	Chairman of the Board and
Nick Lopardo	Interim Chief Executive Officer

/s/Fiona Sutton	Director
Fiona Sutton

/s/Paul Ma	Director
Paul Ma

/s/William J. Callnin	Director
William J. Callnin

/s/Dale Cheek	Director
Dale Creek

/s/Dr. Robert S. Ross	Director
Dr. Robert S. Ross

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

December 31, 2007

Consolidated Financial Statements

With

Report of Independent Registered

Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Myriad Entertainment and Resorts, Inc.

   and Subsidiaries

Memphis, Tennessee

We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

Little Rock, Arkansas

March 28, 2008

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2007

Assets

Current assets
Cash	$18,840
Total current assets	18,840

Non-current assets
Property and equipment, net	2,806
Due from shareholder	39,771
Other assets	19,163
Total non-current assets	61,740

Total assets	$80,580

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,854,849
Accrued liabilities	2,626,173
Due to stockholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	794,127
Convertible debenture	980,917
Total current liabilities	7,304,834

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 45,521,821 shares	45,522
Additional paid-in capital	7,948,418
Accumulated deficit	(15,218,194)
Total stockholders' deficit	(7,224,254)

Total liabilities and stockholders' deficit	$80,580

The accompanying notes are an integral part of these consolidated financial statements.

3

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006
Operating revenues
Fees billed	$-	$-

Operating expenses
Salaries	1,448,379	821,704
Stock issued for services	1,081,629	605,000
Professional fees and contract services	2,661,384	2,054,561
Management fees - related party	-	484,892
Other expenses	666,250	471,415
Asset impairment	249,926	-
Total operating expenses	6,107,568	4,437,572

Net loss from operations	(6,107,568)	(4,437,572)

Other expenses
Other expense	-	(68)
Interest expense	(164,637)	(1,131,606)
Total other expenses	(164,637)	(1,131,674)

Net loss before income taxes	(6,272,205)	(5,569,246)

Income tax benefit	-	-

Net loss	$(6,272,205)	$(5,569,246)

Net loss per common share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)

Weighted-average shares outstanding:
Basic	41,365,550	43,017,572
Diluted	41,365,550	43,017,572

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2007 and 2006

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance - January 1, 2006	40,702,467	$40,702	$2,603,369	$(3,376,743)	$(732,672)

Stock issued for cash	3,545,735	3,546	1,091,859	-	1,095,405

Stock issued for services	1,925,000	1,925	603,075	-	605,000

Shares issued for executive
Compensation	1,000,000	1,000	379,000	-	380,000

Beneficial conversion feature
associated with convertible
debenture	-	-	1,050,000	-	1,050,000

Warrant issued with convertible
debenture	-	-	96,023	-	96,023

Stock based compensation	-	-	11,504	-	11,504

Cancellation of shares (Note 2)	(8,963,131)	(8,963)	8,963	-	-

Net loss	-	-	-	(5,569,246)	(5,569,246)

Balance - December 31, 2006	38,210,071	38,210	5,843,793	(8,945,989)	(3,063,986)

Stock issued for services	4,050,000	4,050	1,077,579	-	1,081,629

Stock issued for cash	2,886,750	2,887	751,025	-	753,912

Warrants issued for cash	-	-	111,642	-	111,642

Stock issued for acquisition	250,000	250	99,750	-	100,000

Stock issued to directors	125,000	125	53,125	-	53,250

Vesting of stock options	-	-	11,504	-	11,504

Net loss	-	-	-	(6,272,205)	(6,272,205)

Balance - December 31, 2007	45,521,821	$45,522	$7,948,418	$(15,218,194)	$(7,224,254)

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(6,272,205)	$(5,569,246)
Adjustments to reconcile net loss to net cash
used by operating activities
Asset impairment	249,926	-
Depreciation and amortization	21,785	-
Beneficial conversion feature associated with debenture	20,940	1,050,000
Stock issued for compensation and services	1,081,629	996,504
Stock issued to directors	53,250	-
Vesting of stock options	11,504	-
Changes in operating assets and liabilities
Other assets	(19,163)	(171,434)
Accounts payable	1,960,639	1,928,470
Accrued liabilities	2,143,658	469,487
Accrued legal fees, including interest	55,119	156,393
Net cash used by operating activities	(692,918)	(1,139,826)

Cash flows from investing activities
Acquisition of company, net of cash acquired	9,610	-
Deposits for land	(162,216)	(18,663)
Purchase of equipment	(1,230)	-
Net cash used by investing activities	(153,836)	(18,663)

Cash flows from financing activities
Issuance of stock and warrants	865,554	1,095,405
Repayments of short-term borrowings	-	(5,770)
Net cash provided by financing activities	865,554	1,089,635

Net increase (decrease) in cash	18,800	(68,854)

Cash - beginning of year	40	68,894

Cash - end of year	$18,840	$40

Supplementary disclosures of cash flow information
Shares issued in conjunction with acquisition of business	$100,000	$-
Cash paid during the year for interest	-	$424

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

a.

Nature of the business – Myriad Entertainment and Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  The Company owns, through its wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC (Myriad-Tunica), a Mississippi limited liability company.  Effective July 6, 2004, pursuant to the terms of the Securities Purchase Agreement dated June 22, 2004, with Scott Hawrelechko, the former Chairman.  Mr. Hawrelechko acquired 22,000,000 shares of the Company’s common stock representing control of the Company in consideration for the sale, transfer and assignment by Mr. Hawrelechko of certain assets including a 33% interest in Myriad-Tunica.  On October 18, 2006, certain members of Myriad-Tunica transferred an aggregate of 66% of the limited liability company membership interests to the Company.  The Company is the sole manager of Myriad-Tunica and is responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica does not have the authority to manage the operation of Myriad-Tunica.

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

b.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its 99% owned subsidiary Myriad-Tunica, and its wholly owned subsidiary Club Concepts.  Myriad Golf Resorts, Inc. (“Myriad-Golf”) is a 1% partner in Myriad-Tunica.

All intercompany balances have been eliminated in consolidation.

c.

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007, the Company had no cash equivalents.

d.

Depreciation and asset impairments – The Company’s equipment is depreciated using the straight-line method over the estimated useful lives of property and equipment.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

F–6

1.

Summary of Significant Accounting Policies (cont.)

Management periodically evaluates certain long-lived assets for potential impairments.  During the most recent evaluation, management determined the land deposits and intangible relating to the Club Concepts acquisition were impaired.  Consequently, these assets were adjusted to zero value in the consolidated balance sheet and an impairment charge of $249,926 was recorded.  See further discussion in Note 2 and Note 7.

e.

Revenue recognition – The Company did not earn any revenue for the years ended December 31, 2007 or 2006.

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

j.

New accounting pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the

F–7

1.

Summary of Significant Accounting Policies (cont.)

transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities.”  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial condition or results of operations.

In January 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended).”  The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This pronouncement is effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this statement establishes principles and requirements for how the acquirer:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This pronouncement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

2.

Corporate Restructuring and Business Acquisition

During September 2006, the Company began to restructure its’ operations in order to facilitate the development of the Myriad-Tunica project.  This restructuring included the following key activities:

•

Moving the corporate headquarters from Edmonton, Alberta, Canada to Memphis, Tennessee, U.S.A.

•

Resignation of the former Chief Executive Officer (“CEO”) of the Company

•

The addition of several new positions within the Company

•

Contribution of 66% of the equity of Myriad-Tunica held by the former CEO and former project manager to the Company

F–8

2.

Corporate Restructuring and Business Acquisition (cont.)

•

Contribution by the former CEO of 8,963,131 shares of common stock to the Company which were then subsequently canceled

The Company evaluated the contribution of 66% of the equity of Myriad-Tunica by the former CEO and former project manager and concluded that it represented a common control transaction as defined by SFAS No. 141 and the American Institute of Certified Public Accountants (“AICPA”) Interpretation No. 39 of APB Opinion No. 16, “Transfers and Exchanges Between Companies Under Common Control,” which states that assets and liabilities transferred between  entities under common control should be accounted for at historical cost in a manner similar to that in pooling of interests accounting.  Accordingly, the assets and liabilities of Myriad-Tunica have been recorded at book value.  In addition, the consolidated financial statements presented have be restated to reflect Myriad-Tunica as consolidated subsidiary as of the earliest period presented.

No consideration was provided to the former CEO in exchange for the 8,963,131 shares that were contributed and subsequently canceled.  This transaction is reflected in the statement of stockholders’ deficit as a reduction in shares outstanding.  There was no impact to the results of operations of the Company as a result of the contribution of these shares.

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and will be amortized over a three-year term.  Amortization expense totaled $21,343 for the year-to-date period.  The operating results of Club Concepts have been included in these consolidated financial statements since the date of the acquisition.

During the fourth quarter 2007, management determined since there were no revenues or other activities generated by Club Concept, the related intangible was impaired.  Consequently, an impairment charge totaling $69,047, which represented the remaining unamortized intangible, was recorded in the accompanying consolidated statement of operations.

3.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual.  The amounts owed are subject to final review and approval by the Board of Directors; however, on October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8% convertible debenture in the amount of $1,050,000.  The maturity date of the debenture is September 12, 2007 with interest at 8%.  The debenture is unsecured and may be prepaid by the Company at any time without penalty.  At December 31, 2007, at total of $105,000 of interest was accrued pursuant to this agreement.

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

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (I) $.30 per share from the date of issuance

F–9

3.

Convertible Debenture (cont.)

until October 12, 2007; (II) $1.00 per share from October 13, 2007 until October 13, 2008; (III) $2.00 per share from October 14, 2008 until October 14, 2009; and (IV) $3.00 per share thereafter until exercise or expiration of this warrant.  The warrant vests over a four-year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the consolidated statement of stockholders’ deficit.  At December 31, 2007, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at December 31, 2007	$1,050,000
Less remaining discount associated with detachable warrant	(69,083)

Convertible debenture, net of discount	$980,917

4.

Accrued Legal Fees, Including Interest

The Company had $1,132,127 due at December 31, 2007 for unpaid legal fees.  Included in this amount is $242,935 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

5.

Short-Term Borrowings

At December 31, 2007, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99%.  As of December 31, 2007, accrued interest related to this agreement totaled $3,593.  The average balance outstanding for the year was $16,600 at an average interest rate of 13.99%.

6.

Income Taxes

The income tax provision (benefit) consists of the following:

	2007	2006

Current	$-	$-
Deferred	-	-

	$-	$-

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	2007	2006
Income tax benefit computed at the statutory
federal and state income tax rates	$(3,622,833)	$(1,675,635)

Valuation allowance for net operating loss income
tax benefits not recognized	3,622,833	1,675,635

	$-	$-

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

F–10

6.

Income Taxes (cont.)

At December 31, 2007, the Company has net operating loss carryforwards estimated to be approximately $10,165,000, which are set to expire from 2019 through 2024.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

No income taxes were paid for the years ended December 31, 2007 or 2006.  The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

7.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives, which provide for an annual salary.  The payment of these salaries is deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts totaled $1,899,375 as of December 31, 2007.

Mr. Nick Lopardo became chairman of the Company on August 9, 2006.  Pursuant to Mr. Lopardo’s agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing.  At December 31, 2007, a total of $500,000 was accrued pursuant to this agreement.  The Company plans to provide stock compensation to Mr. Lopardo as a part of his agreement, but the terms and approval for these awards have not been completed as of December 31, 2007.

During the fourth quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  At December 31, 2007, the Company had accrued $37,500 owed under this agreement.  This agreement was terminated in January 2007.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of December 31, 2007, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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

Through December 31, 2007, due to a lack of funding, no services had been received, or payments made. Management intends to renegotiate this agreement.

As of December 31, 2007, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the “Contract”).  The Contract was subsequently amended on August 1, 2007.  The Contract, as amended, expired in February 2008.  As a result, land deposits totaling $180,879 have been recorded in the impairment charge in the accompanying consolidated statement of operations.

F–11

7.

Commitments and Contingencies (cont.)

The Company previously entered into agreements with a corporation owned by a member of the Company’s Board of Directors.  These contracts entitle the corporation to receive $675,000 in return for certain planning activities performed by the corporation.  The payment is to be made only when a predetermined funding level is reached by the Company.  No activities have been performed pursuant to this agreement.

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $42,525 for the year ended December 31, 2007.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee.  The following is a schedule of future minimum lease payments at December 31, 2007:

Year Ending December 31,

2008	$56,700
2009	56,700
2010	4,725

Total	$118,125

Through December 31, 2007, the Company has not occupied this office space and has made no payments on the related lease.  Lease payments totaling $223,000 have been accrued in the accompanying balance sheet.  In February 2008, the lessor for the Company’s Memphis office space filed suit for failure to pay rent.  Management is currently evaluating the merits of the suit and believes that the amounts owed under the agreement have been properly accrued.

8.

Stockholders’ Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 45,521,821 were outstanding at December 31, 2007.  At December 31, 2007, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

During the year ended December 31, 2007, the Company made stock grants to various service providers totaling 4,050,000 shares at an average market price of $.10 to $.57 per share.  This resulted in the recognition of $1,081,629 of non-cash expense for the year ended December 31, 2007.

In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant.  The Board of Directors determines the option price at the date of grant.  The options generally expire 10 years from the date of grant and are exercisable over the period stated in each option.  In conjunction with the July 6, 2004 transaction noted above, all previously issued stock options were canceled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares.

During the year ended December 31, 2006, the Company entered into a convertible debenture agreement, which included a beneficial conversion feature, as well as a detachable warrant.  This agreement resulted in the recognition of non-cash interest expense in the amount of $1,050,000 and additional paid-in capital in the same amount for the beneficial conversion feature.  The fair value of the detachable warrant was determined to be $96,023 and was recorded as an increase to additional paid-in capital.

During the year ended December 31, 2006, the former CEO contributed 8,963,131 shares of stock to the Company which were subsequently canceled (see Note 2).

F–12

9.

Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $.21 to an employee in connection with an employment agreement.  One-third of the rights vest immediately with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the year ended December 31, 2007, compensation expense was $11,504.  The key assumptions utilized to determine the fair value of this award includes the following:  expected volatility 100%, risk free interest rate 5%, expected dividends 0% and expected remaining contractual life of the awards of 3.5 years.  At December 31, 2007, a total of 166,666 of stock options were exercisable at $.21 per share.  These awards have been excluded from the calculation of earnings per share since they are anti-dilutive.

10.

Warrants

A summary of warrant activity for 2007 is as follows:

		Weighted- Average Exercise Price		Weighted- Average Exercise Price

	Number of Warrants		Warrants Exercisable

Outstanding, December 31, 2006	5,000,000	$1.58	1,250,000	$0.30

Vesting of previously issued warrants	-	-	1,250,000	1.00

Granted	1,562,500	1.06	1,562,500	1.06

Outstanding, December 31, 2007	6,562,500	$1.38	4,062,500	$0.81

At December 31, 2007, all warrants outstanding expire on October 12, 2011.

11.

Related Party Transactions

Through August 2006, certain accounting, administrative and management functions were being provided by Myriad-Golf, a related party.  During the third quarter of 2007, this relationship was discontinued as a result of the reorganization of the Company (see Note 2).  A management fee was charged to the Company by Myriad-Golf as remuneration for these costs.  Expenses paid for by Myriad-Golf generally consisted of salaries and related benefits, professional fees, legal fees and other miscellaneous overhead costs.  Allocations of these costs were determined based on the direct nature of the charge.  The remaining overhead costs were allocated based on management’s determination of the entity benefiting from the costs incurred.  The Company believes that such allocation methods were reasonable.  Management fees charged to the Company by Myriad-Golf were $484,892 for the year ended December 31, 2006.  There were no management fees charged to the Company by Myriad-Golf for the year ended December 31, 2007.  As discussed above, during the quarter ended September 30, 2006, these services were discontinued due to the relocation of the corporate headquarters.

During the year ended December 31, 2007, the former general manager of the Myriad-Tunica project advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica and to pay other operating expenses.  $1,050,000 of these advances were subsequently converted into a debenture.  The remainder due of $31,663 is reflected as due to related party in the accompanying consolidated financial statements.  The amounts owed are subject to final review and approval by the Board of Directors.

At December 31, 2007, $39,771 represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

F–13

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

13.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2007	2006
Numerator
Net loss	$(6,272,205)	$(5,569,246)

Denominator
Weighted-average shares outstanding	41,365,550	43,017,572

Basic loss per share	$(0.15)	$(0.13)

Diluted loss per share	$(0.15)	$(0.13)

The affect of anti-dilutive securities have been excluded from this calculation.  These securities include the following:

	2007	2006

Options	166,666	83,333
Warrants	4,062,500	1,250,000

14.

Quarterly Financial Information (Unaudited)

				Earnings Per Share or Unit (Basic and Diluted)

					Weighted- Average Shares
	Operating Revenues	Operating Loss	Net Loss

Fiscal year 2007 quarter ended:
March 31, 2007	$-	$(1,993,815)	$(2,033,214)	$(0.05)	39,316,321
June 30, 2007	-	(911,364)	(949,972)	(0.02)	40,955,470
September 30, 2007	-	(1,813,492)	(1,856,698)	(0.04)	42,049,143
December 31, 2007	-	(1,388,897)	(1,432,321)	(0.04)	45,402,230

	$-	$(6,107,568)	$(6,272,205)	$(0.15)	41,365,550

F–14