Form 10-Q
period 2008-03-31
Myriad Entertainment & Resorts, Inc.
filed 2008-05-14
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of the issuer’s common stock as of May 9, 2008 was 45,521,821.

MYRIAD ENTERTAINMENT & RESORTS, INC.

INDEX

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES
March 31, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS
FOR FINANCIAL STATEMENTS

Page
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet (Unaudited)	F-1

Consolidated Statement of Operations (Unaudited)	F-2

Consolidated Statement of Stockholders’ Deficit (Unaudited)	F-3

Consolidated Statement of Cash Flows (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5-F13

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

March 31, 2008

Assets
Current assets
Cash	$2,185
Total current assets	2,185

Non-current assets
Property and equipment, net	2,360
Due from shareholder	39,771
Other assets	187,188
Total non-current assets	229,319
Total assets	$231,504

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	2,993,662
Accrued liabilities	3,193,925
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	807,907
Convertible debenture	986,590
Total current liabilities	8,030,852

Stockholders’ deficit
Common stock, par value $.001; authorized 300,000,000 shares; issued and outstanding 45,521,821 shares	45,522
Additional paid-in capital	7,948,418
Accumulated deficit	(15,793,288)
Total stockholders’ deficit	(7,799,348)
Total liabilities and stockholders’ deficit	$231,504

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Three Month Period Ended March 31, 2008 and 2007

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Operating revenues
Fees billed	$-	$-

Operating expenses
Salaries	313,814	281,875
Stock issued for services	-	175,000
Professional fees and contract services	144,990	1,293,273
Other expenses	78,114	243,667
Total operating expenses	536,918	1,993,815

Net loss from operations	(536,918)	(1,993,815)

Other income (expenses)
Interest expense	(41,052)	(39,399)
Total other expenses	(41,052)	(39,399)

Net loss before income taxes	(577,970)	(2,033,214)

Income tax benefit	-	-

Net loss	$(577,970)	(2,033,214)

Net loss per common share:	$(0.01)	(0.05)
Basic	$(0.01)	(0.05)
Diluted

Weighted-average shares outstanding:
Basic	$45,521,82	$39,316,321
Diluted	$45,521,82	$39,316,321

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders' Deficit

(Unaudited)

For the Three Month Period Ended March 31, 2008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2007	45,521,821	$45,522	$7,948,418	$(15,218,194)	$(7,224,254)
Vesting of stock options	-	-	-	2,876	2,876
Net loss	-	-	-	(577,970)	(57,970)
Balance-March 31, 2008	45,521,821	$45,522	$7,948,418	$(15,793,288)	$(7,799,348)

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

(Unaudited)

For the Three Month Period Ending March 31, 2008 and 2007

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(577,970)	$(2,033,214)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	446	8,295
Beneficial conversion feature associated with debenture	5,673	4,620
Stock issued for compensations and services	-	175,000
Vesting of stock options	2,876	-
Changes in operating assets and liabilities
Other assets	(168,025)	(24,999)
Accounts payable	138,813	296,860
Accrued liabilities	567,752	1,326,930
Accrued legal fees, including interest	13,780	13,780

Net cash used by operating activites	(16,655)	(232,728)

Cash flows from financing activities
Stock issued for cash	-	160,000
Deposits for shares to be issued	-	100,500
Net cash provided by financing activities	-	260,500
Net increase (decrease) in cash	(16,655)	27,772
Cash – beginning of period	18,840	40
Cash – end	$2,185	$27,812

Supplementary disclosures of cash flow information
Cash paid during the period for interest	-	-

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. and its subsidiaries (collectively, the “Company”) is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes thereto are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the consolidated financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in the Company’s Form 10-KSB for the fiscal period ended December 31, 2007.

Nature of Business

Myriad Entertainment and Resorts, Inc. is a holding company incorporated under the laws of the State of Delaware that, through its subsidiaries, is intended to own and operate destination experience resorts.  The Company owns, through its wholly owned subsidiary, MER Resorts, Inc., a Delaware corporation, a ninety-nine percent (99%) interest in Myriad World Resorts of Tunica, LLC ("Myriad-Tunica"), a Mississippi limited liability company.  The Company is the sole manager of Myriad-Tunica and is responsible for the day-to-day operations of that entity; the other member of Myriad-Tunica does not have the authority to manage the operation of Myriad-Tunica.

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

On January 19, 2007, the Company entered into an agreement to acquire 100 percent of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC ("Club Concepts").  Club Concepts is a marketing and training firm which works with developers and managers on the development and implementation of key marketing, training and sales initiatives.  During the fourth quarter 2007, management determined since there were no revenues or other activities generated by Club Concepts, the related intangible was impaired.  Consequently, an impairment charge totaling $69,047, which represented the remaining unamortized intangible, was recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99 percent owned subsidiary Myriad-Tunica, and its wholly owned subsidiary Club Concepts Consulting, LLC ("Club Consulting").  Myriad Golf Resorts, Inc. ("Myriad-Golf") is a 1 percent partner in Myriad-Tunica.

All intercompany balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2008, the Company had no cash equivalents.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Continued

Depreciation and Asset Impairments

The Company's equipment is depreciated using the straight-line method over the estimated useful lives of property and equipment.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Revenue recognition

The Company did not earn any revenue for the periods ended March 31, 2008 or 2007.

Income taxes

The Company provides for income taxes based on the liability method.  No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

 Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)").  SFAS No. 123(R) requires that share-based payments, including shares issued for services, stock option grants or other equity-based incentives or payments, be recognized for financial reporting purposes based on the fair value of the instrument issued or granted.  Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."  At the date of adoption, there were no stock awards outstanding.

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

The Company's determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company's stock price and includes assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors.

Fair Value of Financial Instruments

The fair values of cash, receivables, accounts payable and notes payable approximate their carrying values due to the short-term nature of the instruments.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Continued

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include:  (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the provisions of SFAS No. 157 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159").  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company adopted the provisions of SFAS No. 159 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement establishes standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Corporate Restructuring and Business Acquisition

During September 2006, the Company began to restructure its operations in order to facilitate the development of the Myriad-Tunica project.  This restructuring included key activities, including relocating the corporate headquarters to Memphis, Tennessee and the addition of several new positions within the Company.

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“FAS 141”), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and was to be amortized over a three-year term.

During the fourth quarter 2007, management determined that as there were no revenues or other activities generated by Club Concept, the related intangible was impaired.  Consequently, an impairment charge totaling $69,047 was recorded.

Note 3.  Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. The amounts owed are subject to final review and approval by the Board of Directors however, on October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8 percent convertible debenture in the amount of $1,050,000.  The maturity date of the debenture was September 12, 2007 with interest at 8 percent; however, management continues its evaluation of the amount of the Company’s obligation as permitted under the terms of the debenture.    The debenture is unsecured.  At March 31, 2008, management had not completed its evaluation of amounts owed under the agreement.  Assuming the full balance is paid,  a total of $126,000 of interest was accrued pursuant to this agreement.

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

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of the warrant.  The warrant vests over a four year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit.  At March 31, 2008 the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at March 31, 2008	$1,050,000
Less remaining discount associated with detachable
Warrant	(63,410)
Convertible debenture, net of discount	$986,590

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Accrued Legal Fees, Including Interest

The Company had an aggregate of $903,407 due at March 31, 2008 for unpaid legal fees.  Included in this amount is $256,714 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

Note 5.  Short-Term Borrowings

At March 31, 2008, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99 percent.  As of March 31, 2008, accrued interest related to this agreement totaled $4,191.

Note 6.  Income Taxes

Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Income Tax Uncertainties ("FIN 48") was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Company adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to the financial statements were necessary as a result of the adoption of FIN 48.

As of March 31, 2008, the Company has not accrued any interest or penalties related to income tax matters in income tax expense.   Such items would be reported as an adjustment to income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return.  The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

	March 31, 2008	March 31, 2007
Current	$-	$-
Deferred	-	-
	$-	$-

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	March 31, 2008	March 31, 2007
Income tax benefit computed at the statutory
federal and state income tax rates	$(3,706,958)	$(1,675,635)

Valuation allowance for net operating loss income	3,706,958	1,675,635
tax benefits not recognized
	$-	$-

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Continued

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

At March 31, 2008, the Company has net operating loss carryforwards estimated to be approximately $10,743,000, which are set to expire from 2019 through 2024.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is "more-likely-than-not" that the deferred tax assets will be realized.

No income taxes were paid for the quarter ended March 31, 2008 and 2007.  The effective tax rate for these periods is different than the statutory federal tax rate of 34 percent due to the establishment of a valuation allowance relating to the deferred tax assets.

Note 7.  Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives which provide for an annual salary.  The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary pursuant to these contracts totaled $2,210,313 as of March 31, 2008.

Mr. Nick Lopardo became chairman of the Company on August 9, 2006.  Pursuant to Mr. Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing.  At March 31, 2008, a total of $600,000 was accrued pursuant to this agreement.  The Company plans to provide stock compensation to Mr. Lopardo as a part of his agreement but the terms and approval for these awards have not been completed as of March 31, 2008.

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement called for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  As of January 1, 2007, the Company terminated this consulting agreement.   At March 31, 2008, the Company had accrued $37,500 owed under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of March 31, 2008, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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
$2,000,000

Through March 31, 2008, due to a lack of funding, no services had been received and no payments made.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Continued

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the "Contract").  The Contract was subsequently amended on August 1, 2007.  The Contract, as amended, expired in February 2008.  As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

The Company previously entered into agreement with a corporation owned by a member of the Company’s Board of Directors.  These contracts entitle the corporation to receive $675,000 in return for certain planning activities performed by the corporation.  The payment is to be made only when a predetermined funding level is reached by the Company.  No activities have been performed pursuant to this agreement.

On November 1, 2006 the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $14,175 for the quarter ended March 31, 2008.  During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf.  The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee.  The following is a schedule of future minimum lease payments at March 31, 2008:

Year Ending
December 31,	Amount
2009	42,525
2010	4,725

$47,250

Through March 31, 2008, the Company has not occupied this office space and has made no payments on the related lease.  Lease payments totaling $221,134 have been accrued in the accompanying balance sheet.  In February 2008, the lessor for the Company’s Memphis office space filed suit for failure to pay rent.  Management is currently evaluating the merits of the suit and believes the amounts owed under the agreement have been properly accrued.

Note 8.  Stockholders' Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 45,521,821 were outstanding at March 31, 2008.  At March 31, 2008, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

Note 9.  Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $.21 to an employee in connection with an employment agreement.  One-third of the rights vest immediately with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model.  This resulted in an estimated fair value of $34,512 which is being recognized as compensation expense over the term of the agreement.  For the quarters ended March 31, 2008 and 2007, compensation expense was $2,876.  The key assumptions utilized to determine the fair value of this award includes the following:  Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years.   At March 31, 2008 a total of 166,666 of stock options were exercisable at $0.21 per share.  These awards have been excluded from the calculation of EPS since they are anti-dilutive.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Warrants

A summary of warrant activity for 2007 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2007	6,562,500	$1.38	$4,062,500	$0.81

Granted	-	-	-	-

Outstanding, March 31, 2008	6,562,500	$1.38	$4,062,500	$0.81

At March 31, 2008, all warrants outstanding expire on October 12, 2011.

Note 11.  Related Party Transactions

During the year ended December 31, 2006, the former general manager of the Myriad-Tunica project advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, and to pay other operating expenses.  $1,050,000 of these advances were subsequently converted into a debenture.  The remainder due of $31,663 is reflected as due to related party in the accompanying consolidated financial statements.  The amounts owed are subject to final review and approval by the Board of Directors.

Due from shareholder of $39,771 at March 31, 2008, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company have made payments on the Company’s behalf.  Such amounts, totaling $411,968, are recorded as accounts payable.

Note 12.  Capital Resources

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

Management's immediate business objective is to implement the business plan of Myriad-Tunica.  Myriad-Tunica presently does not have any operating revenues and none are projected until completion of project construction and inception of operations.  Management anticipates that new credit facilities, coupled with cash to be raised from private placements and public offerings, assuming they will be successful, will be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad-Tunica will return the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

	March 31, 2008	March 31, 2007
Numerator
Net loss	$(577,970)	$(2,033,214)

Denominator
Weighted-average shares outstanding	45,521,821	39,316,321

Basic loss per share	$(0.01)	$(0.05)
Diluted loss per share	$(0.01)	$(0.05)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-QSB and Notes thereto, and the other financial data appearing elsewhere in this Form 10-Q Report.

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

The Company now owns 99% of Myriad-Tunica. Our vision (all phases of the project) is focused on building the following resort in Tunica, Mississippi:

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

We are focused on raising $675 million to implement Phase One of the Myriad Resort.  Although no assurance can be given regarding the Company’s ability to secure Phase One funding, if secured, the Company anticipates utilizing these funds for the following:

•

Building out site infrastructure;

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Company adopted the provisions of SFAS No. 157 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted the provisions of SFAS No. 159 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement establishes standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income and that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

As of March 31, 2008, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

OFF-BALANCE SHEET ARRANGEMENTS

We are not aware of any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

The Company generated no revenues during the quarters ended March 31, 2008 and March 31, 2007.  During the first three months of 2008, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company’s operating expenses for the three months ended March 31, 2008 was $536,918 compared to $1,993,815 during the comparable period for 2007.  This decrease in operating expenses was primarily attributable to decreased professional fees, other expenses, and stock issued for services to consultants.  In addition, the Company had salary expense of $313,814 in 2008 and $281,875 in 2007.  The Company also incurred interest expense of $41,052, compared to interest expense of $39,399 during the three months ended March 31, 2007.  The Company had a net loss of $577,970 or $0.01 per share, for the three months ended March 31, 2008, as compared to a net loss of $2,033,214, or $0.05 per share for the quarter period ended March 31, 2007.

The Company’s revenues during 2008, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2008.

Liquidity and Capital Resources

March 31, 2008

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

The Company’s working capital was $(8,028,667) as of March 31, 2008 compared to $(4,929,746) as of March 31, 2007.  This deficit was attributable to an increase in accrued liabilities, accrued legal fees, including interest.  At March 31, 2008, the Company had cash of $2,185.

The Company has historically derived its cash from the sale of shares.  In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of March 31, 2008, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99%.

Net cash used by operating activities was $16,655 for the three months ended March 31, 2008, as compared to $232,728 for the comparable period during 2007

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this report.  We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings.  We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements.  Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is $150,000,000.

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $903,407 due at March 31, 2008 for legal fees, including related interest.  The amount owed accrues interest at 10% per year, or approximately $256,714 through March 31, 2007.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At March 31, 2008, the Company has net operating loss carryforwards estimated to be approximately $10,743,000 for income tax purposes which are set to expire from 2019 to 2023.  Upon completion of the Company’s income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

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

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, who is a director, complete segregation of duties is not possible at this stage in the corporate lifecycle.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal controls for the quarter ended March 31, 2008.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, there were no unregistered sales of equity securities.

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

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ Nicholas Lopardo
Nicholas Lopardo Chairman on the Board and Interim Chief Executive Officer

Date:  May 14, 2008