Form 10-Q
period 2008-06-30
Myriad Entertainment & Resorts, Inc.
filed 2008-08-14
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

MYRIAD ENTERTAINMENT & RESORTS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	02-24640	64-0872630
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Post Office Box 100, Tunica, Mississippi 38676

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
48,534,321 issued and outstanding as of August 1, 2008

MYRIAD ENTERTAINMENT & RESORTS, INC.

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

June 30, 2008

PART 1: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS
FOR FINANCIAL STATEMENTS

Page
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet (Unaudited)	1

Consolidated Statement of Operations for the Six Month Period Ended June 30, 2008 (Unaudited)	2

Consolidated Statement of Operations for the Three Month Period Ended June 30, 2008 (Unaudited)	3

Consolidated Statement of Stockholders’ Deficit (Unaudited)	4

Consolidated Statement of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 -20

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

June 30, 2008

Assets
Current assets
Cash	$1,990
Total current assets	1,990

Non-current assets
Property and equipment, net	1,914
Due from shareholder	39,771
Other assets	187,188
Total non-current assets	228,873
Total assets	$230,863

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	2,971,919
Accrued liabilities	3,518,138
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	948,687
Convertible debenture	992,378
Total current liabilities	8,479,890

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 49,521,821 shares	49,522
Additional paid-in capital	8,296,638
Accumulated deficit	(16,595,187)
Total stockholders' deficit	(8,249,027)
Total liabilities and stockholders' deficit	$230,863

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Six Month Period Ended June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Operating revenues
Fees billed	$-	$-

Operating expenses
Salaries	501,750	745,752
Stock issued for services	-	364,493
Professional fees and contract services	322,105	1,488,464
Other expenses	470,919	306,470
Total operating expenses	1,294,774	2,905,179

Net loss from operations	(1,294,774)	(2,905,179)

Other income (expenses)
Other Income	-	2,500
Interest expense	(82,219)	(80,507)
Total other expenses	(82,219)	(78,007)

Net loss before income taxes	(1,376,993)	(2,983,186)

Income tax benefit	-	-

Net loss	$(1,376,993)	$(2,983,186)

Net loss per common share:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)

Weighted-average shares outstanding:
Basic	45,669,969	41,037,156
Diluted	45,669,969	41,037,156

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Three Month Period Ended June 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Operating revenues
Fees billed	$-	$-

Operating expenses
Salaries	187,936	463,877
Stock issued for services	-	189,493
Professional fees and contract services	177,115	195,191
Other expenses	392,805	62,803
Total operating expenses	757,856	911,364

Net loss from operations	(757,856)	(911,364)

Other income (expenses)
Other income	-	2,500
Interest expense	(41,167)	(41,108)
Total other expenses	(41,167)	(38,608)

Net loss before income taxes	(799,023)	(949,972)

Income tax benefit	-	-

Net loss	$(799,023)	$(949,972)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted-average shares outstanding:
Basic	45,810,481	40,955,470
Diluted	45,810,481	40,955,470

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders' Deficit

(Unaudited)

For the Six Month Period Ended June 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2007	45,521,821	$45,522	$7,948,418	$(15,218,194)	$(7,224,254)

Stock issued to directors	4,000,000	4,000	276,000	-	280,000

Vesting of stock options	-	-	72,220	-	72,220

Net loss	-	-	-	(1,376,993)	(1,376,993)

Balance - June 30, 2008	49,521,821	$49,522	$8,296,638	$(16,595,187)	$(8,249,027)

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

(Unaudited)

For the Six Month Period Ending June 30, 2008 and 2007

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,376,993)	$(2,983,186)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	892	15,828
Beneficial conversion feature associated with debenture	11,461	9,963
Stock issued for compensation and services	-	364,493
Stock issued to directors	280,000	53,250
Vesting of stock options	72,220	2,876
Changes in operating assets and liabilities
Other assets	(168,025)	-
Due from Related Parties	-	(15,000)
Accounts payable	117,070	1,316,714
Accrued liabilities	891,965	743,796
Accrued legal fees, including interest	154,560	28,545
Net cash used by operating activities	(16,850)	(462,721)

Cash flows from investing activities
Acquisition of company, net of cash acquired	-	9,610
Purchase of land	-	(165,000)
Net cash used by investing activities	-	(155,390)

Cash flows from financing activities
Stock issued for cash	-	465,001
Deposits for shares to be issued	-	220,970
Net cash provided by financing activities	-	685,971

Net increase (decrease) in cash	(16,850)	67,860

Cash - beginning of period	18,840	40

Cash - end of period	$1,990	$67,900

Supplementary disclosure of non-cash transactions
Shares issued in conjunction with acquisition of business	$-	$100,000

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. and its subsidiaries (collectively, the “Company”) is presented to assist in understanding the Company’s consolidated financial statements. The unaudited consolidated financial statements and notes thereto are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations for the six months and three months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the six months and three months ended June 30, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.

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

The Company's immediate business objective is to implement the business plan of Myriad-Tunica. The implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort and hiring qualified individuals. Myriad-Tunica is currently engaged in the very early stages of development of a planned resort based on the Botanical Theme to be located in Tunica, Mississippi.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its 99% owned subsidiary Myriad-Tunica, and its wholly owned subsidiary Club Concepts Consulting, LLC ("Club Consulting"). Myriad Golf Resorts, Inc. ("Myriad-Golf") is a 1% partner in Myriad-Tunica.

All intercompany balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2008, the Company had no cash equivalents.

Depreciation and Asset Impairments

The Company's equipment is depreciated using the straight-line method over the estimated useful lives of property and equipment. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Revenue recognition

The Company did not earn any revenue for the periods ended June 30, 2008 or 2007.

Income taxes

The Company provides for income taxes based on the liability method. No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more likely than not that those benefits will not be realized.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard.

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities". The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted the provisions of SFAS No. 159 on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

In December 2007, the FASB issued SFAS 141 R (revised 2007), Business Combinations. SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. The amounts owed are subject to final review and approval by the Board of Directors however, on October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8 percent convertible debenture in the amount of $1,050,000. The maturity date of the debenture was September 12, 2007 with interest at 8 percent; however, management continues its evaluation of the amount of the Company’s obligation as permitted under the terms of the debenture.  The debenture is unsecured. At June 30, 2008, management had not completed its evaluation of amounts owed under the agreement. Assuming the full balance is paid, a total of $147,000 of interest was accrued pursuant to this agreement.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Continued

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule: (i) $.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of the warrant. The warrant vests over a four year period at 1,250,000 shares per year. The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit. At June 30, 2008 the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at June 30, 2008	$1,050,000
Less remaining discount associated with detachable
Warrant	(57,622)
Convertible debenture, net of discount	$992,378

Note 4. Accrued Legal Fees, Including Interest

The Company had an aggregate of $948,687 due at June 30, 2008 for unpaid legal fees. Included in this amount is $258,494 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

Note 5. Short-Term Borrowings

At June 30, 2008, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99 percent. As of June 30, 2008, accrued interest related to this agreement totaled $4,790.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of June 30, 2008, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return. The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

	June 30 2008	June 30 2008

Current	$-	$-
Deferred	-	-
	$-	$-

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Continued

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	June 30 2008	June 30, 2007
Income tax benefit computed at the statutory
federal and state income tax rates	$(3,978,626)	$(2,689,918)

Valuation allowance for net operating loss income	3,978,626	2,689,918
tax benefits not recognized
	$-	$-

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

At June 30, 2008, the Company has net operating loss carryforwards estimated to be approximately $11,542,000, which are set to expire from 2019 through 2024. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is "more-likely-than-not" that the deferred tax assets will be realized.

No income taxes were paid for the quarter ended June 30, 2008 and 2007. The effective tax rate for these periods is different than the statutory federal tax rate of 34 percent due to the establishment of a valuation allowance relating to the deferred tax assets.

Note 7. Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives which provide for an annual salary. The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary pursuant to these contracts totaled $2,401,125 as of June 30, 2008.

Mr. Nicholas Lopardo became chairman of the Company on August 9, 2006. Pursuant to Mr. Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing. At June 30, 2008, a total of $700,000 was accrued pursuant to this agreement. On June 23, 2008 the Board of Directors of the Company approved an amendment to the 2006 Agreement. Pursuant to the Amended Agreement, Mr. Lopardo was granted three million shares of restricted common stock and will receive an additional one million shares of restricted common stock on each of the first three amendment anniversaries.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Continued

On November 1, 2006, the Company and Robert M. Leahy entered into an Employment Agreement (“2006 Leahy Agreement”), providing for the terms and conditions of Mr. Leahy’s employment. On June 23, 2008, the Board of Director of the Company approved an amendment No. 1 to the 2006 Leahy Agreement, effective July 1, 2008 (“Amended Leahy Agreement”). Pursuant to the Amended Leahy Agreement Mr. Leahy shall continue to serve as Myriad’s Executive Vice President of Finance. The term of the Amended Leahy Agreement is three years. Mr. Leahy shall earn a base salary of $225,000 per year, payable upon the Company securing adequate financing. Mr. Leahy is entitled to receive an annual incentive bonus. Upon execution of the Amended Leahy Agreement the Company granted Mr. Leahy an option to purchase from the Company, 1,750,000 shares of the Company’s common stock, at a exercise price of $.15 per share. The option terminates on June 30, 2018.

During the 4th quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica. This agreement called for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors. As of January 1, 2007, the Company terminated this consulting agreement.  At June 30, 2008, the Company had accrued $37,500 under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of June 30, 2008, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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

$2,000,000

Through June 30, 2008, due to a lack of funding, no services had been received and no payments made.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Continued

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the "Contract"). The Contract was subsequently amended on August 1, 2007. The Contract, as amended, expired in February 2008. As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

A new contract for the sale and purchase of land was entered into on July 15, 2008. The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract. The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract. The closing date of the purchase is scheduled for December 2, 2008.

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

On November 1, 2006 the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months. Lease expense pursuant to this agreement was $14,175 for the quarter ended June 30, 2008. The following is a schedule of future minimum lease payments at June 30, 2008:

Year Ending
December 31,	Amount
2008	28,350
2009	56,700
2010	4,725
$89,775

Through June 30, 2008, the Company has not occupied this office space and has made no payments on the related lease. Lease payments totaling $235,309 have been accrued in the accompanying balance sheet. In February 2008, the lessor for the Company’s Memphis office space filed suit for failure to pay rent. Management is currently evaluating the merits of the suit and believes the amounts owed under the agreement have been properly accrued.

The Company continues to negotiate a terms sheet with an investor, which, if consummated, will provide approximately $525,000,000 in debt and $150,000,000 in equity financing. This term sheet also provides for the funding of all phases of Myriad’s planned development in Tunica, up to $2.5 billion in either debt or equity instruments. An officer of the Company has paid on behalf of the Company $168,525 to the potential lender as a commitment fee. The commitment fee is recorded as other assets in the accompanying balance sheet.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Stockholders' Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 49,521,821 were outstanding at June 30, 2008. At June 30, 2008, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

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

During the three month period ended June 30, 2008, four million shares were issued to an officer and director of the company. These shares were cancelled subsequent to June 30, 2008 and three million shares were later reissued to the same officer and director.

Note 9. Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to the Executive Vice-President of Finance in connection with an employment agreement. One-third of the rights vested immediately with the remainder vesting on an annual basis over the next two years. The Company calculated the value of the stock award using the Black-Scholes model which resulted in an estimated fair value of $34,511, which is being recognized as expense over the life of the grant. Compensation expense related to the grant totaled $2,876 for the quarter ended June 30, 2008. On June 23, 2008, the Company amended the 2006 agreement granting the right to purchase an additional 1,750,000 shares of common stock with an exercise price of $0.15. All of rights granted under the amended agreement vested immediately. The Company calculated the value of the stock award using the Black-Scholes model which resulted in an estimated fair value of $66,468. The fair value of the option grant was recognized as compensation expense during the quarter ended June 30, 2008.  The key assumptions utilized to determine the fair value of this award includes the following: Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years.  At June 30, 2008, a total of 1,958,333 of stock options were exercisable. These awards have been excluded from the calculation of EPS since they are anti-dilutive.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10. Warrants

A summary of warrant activity for 2008 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2007	6,562,500	$1.38	$4,062,500	$0.81

Granted

Outstanding, June 30, 2008	6,562,500	$1.38	$4,062,500	$0.81

At June 30, 2008, all warrants outstanding expire on October 12, 2011.

Note 11. Related Party Transactions

During the year ended December 31, 2006, the former general manager of the Myriad-Tunica project advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, and to pay other operating expenses. These advances were subsequently converted into a debenture in the principal amount of $1,050,000 and such amount is currently being confirmed. The remainder due of $31,663 is reflected as due to related party in the accompanying unaudited consolidated financial statements. The amounts owed are subject to final review and approval by the Board of Directors.

Due from shareholder of $39,771 at June 30, 2008, represents amounts due from the former CEO of the Company. There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company have made payments on the Company’s behalf. Such amounts, totaling $707,022, are recorded as accounts payable.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12. Capital Resources

The accompanying unaudited consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred significant operating losses since its formation. Management believes that actions presently being taken will provide for the Company to continue as a going concern.

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

Although the Company feels that its efforts to secure adequate funding for its operations and development plans will be successful and that the investment in Myriad-Tunica may bring the Company to profitability, there can be no assurance of the success of any of the above referenced plans.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Numerator
Net loss	$(1,376,993)	$(2,983,186)

Denominator
Weighted-average shares outstanding	45,669,969	41,037,156

Basic loss per share	$(0.03)	$(0.07)
Diluted loss per share	$(0.03)	$(0.07)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Numerator
Net loss	$(799,023)	$(949,972)

Denominator
Weighted-average shares outstanding	45,810,481	40,955,470

Basic loss per share	$(0.02)	$(0.02)
Diluted loss per share	$(0.02)	$(0.02)

Note 14. Subsequent Events

In July 2008, the Company entered into a convertible debenture totaling $534,657 with the Chairman of the Board and Interim Chief Executive Officer of the Company to reimburse him for certain expenses paid on behalf of the Company. The debenture accrues interest at 2.5% per annum and may be converted to shares of the Company’s stock at a price of $0.20 per share.

A new contract for the sale and purchase of land was entered into on July 15, 2008. The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract. The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract. The closing date of the purchase is scheduled for December 2, 2008

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-Q and Notes thereto, and the other financial data appearing elsewhere in this Form 10-Q Report.

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

THE TUNICA DESTINATION

The Tunica area has recently added Interstate Highway 69 which cuts the drive time from the Memphis International Airport to Tunica down to 30 minutes. This fact, coupled with the upgrading of the Tunica regional airport for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements. Tunica has nine casino properties, is the one of the top five gaming environments and has several of the nationally famous and successful Casino companies such as Harrah’s, MGM, Boyd, Penn National. These properties are upwards of 10 to 12 years old. Our expectations are that this will prompt these companies to invest additional funds into the Tunica properties making the overall Tunica destination even better.

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

GOING CONCERN

The unaudited consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company’s cash position is inadequate to pay all of the costs associated with the implementation of our business plan. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. The Company adopted the provisions of SFAS No. 157 on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities”. The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted the provisions of SFAS No. 159 on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard.

In December 2007, the FASB issued SFAS 141 R (revised 2007), Business Combinations. SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

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

I. RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE SIX MONTH THREE MONTH PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

The Company generated no revenues during the quarters ended June 30, 2008 and June 30, 2007. During the first six months of 2008, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company’s operating expenses for the three months ended June 30, 2008 was $757,856 compared to $911,364 during the comparable period for 2007. This decrease in operating expenses was primarily attributable to decreased professional fees and stock issued for services to consultants. In addition, the Company had salary expense of $187,936 in 2008 and $463,877 in 2007. The Company also incurred interest expense of $41,167 in 2008, compared to interest expense of $41,108 in 2007. The Company had a net loss of $799,023 or $0.02 per share, for the three months ended June 30, 2008, as compared to a net loss of $949,972, or $0.02 per share for the quarter period ended June 30, 2007.

The Company’s operating expenses for the six months ended June 30, 2008 was $1,294,774 compared to $2,905,179 during the comparable period for 2007. This decrease in operating expenses was primarily attributable to decreased professional fees and stock issued for services to consultants. In addition, the Company had salary expense of $501,750 in 2008 and $745,752 in 2007. The Company also incurred interest expense of $82,219 in 2008, compared to interest expense of $80,507 in 2007. The Company had a net loss of $1,376,993 or $0.03 per share, for the six months ended June 30, 2008, as compared to a net loss of $2,983,186, or $0.07 per share for the period ended June 30, 2007.

The Company’s revenues during 2008, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2008.

Liquidity and Capital Resources

June 30, 2008

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

The Company’s working capital was $(8,477,900) as of June 30, 2008 compared to $(5,361,566) as of June 30, 2007. This deficit was attributable to an increase in accrued liabilities and accrued legal fees, including interest. At June 30, 2008, the Company had cash of $1,990.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of June 30, 2008, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99%.

Net cash used by operating activities was $16,850 for the six months ended June 30, 2008, as compared to $462,721 for the comparable period during 2007

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements. Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is $150,000,000.

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $948,687 due at June 30, 2008 for legal fees, including related interest. The amount owed accrues interest at 10% per year, or approximately $258,494 through June 30, 2008. We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At June 30, 2008, the Company has net operating loss carryforwards estimated to be approximately $11,542,000 for income tax purposes which are set to expire from 2019 to 2024. Upon completion of the Company’s income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Chief Executive Officer (who is also the principal accounting officer) concluded as of June 30, 2008 that there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On or about August 4, 2008, the Company’s statutory agent, Corporation Services Company, received a summons and complaint filed by Jeffrey D. Segal, a California Professional Corporation (“Segal”) against the Company in the Superior Court of the State of California, for the County of Los Angeles (Case No. SC099177). The action alleges breach of contract and common counts relating to legal services rendered on behalf of the Company beginning in May 2000 until September 2006 for which full payment has not been received. Segal seeks general damages of at least $821,686.85, together with pre-judgment interest thereon, and attorney’s fees. The Company is currently reviewing this matter and anticipates attempting to resolve this matter in an amicable fashion.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, there were no unregistered sales of equity securities.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYRIAD ENTERTAINMENT & RESORTS, INC

By:	/s/ NICHOLAS LOPARDO
Nicholas Lopardo, Chairman of the Board,
Interim Chief Executive Officer and Principal Accounting Officer

Date: August 14, 2008