Form 10KSB/A
period 2007-12-31
Myriad Entertainment & Resorts, Inc.
filed 2008-09-16
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

(Amendment No. 1)

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

P.O. Box 100, Tunica, Mississippi 38676

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Myriad Entertainment & Resorts, Inc. (the “Company”) on March 31, 2008 (the “Original 10-KSB”). The Company is filing this amendment to the Original 10-KSB to: (i) include a revised Report of Independent Registered Auditing Firm; and (ii) revise Notes 2 and 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007.

This Amendment to the Original 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, March 28, 2008.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2008.

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ NICHOLAS LOPARDO
Nicholas Lopardo
Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/NICK LOPARDO	Chairman of the Board and	September 16, 2008
Nick Lopardo	Interim Chief Executive Officer

/s/FIONA SUTTON	Director	September 16, 2008
Fiona Sutton

/s/PAUL MA	Director	September 16, 2008
Paul Ma

/s/WILLIAM J. CALLNIN	Director	September 16, 2008
William J. Callnin

/s/DALE CHEEK	Director	September 16, 2008
Dale Creek

/s/Dr. ROBERT S. ROSS	Director	September 16, 2008
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

Moore Stephens Frost

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

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000. The fair value of the shares was determined based upon the closing price of the shares as of the date of the acquisition.  Club Concepts is an innovative marketing firm purchased by Myriad Entertainment and Resorts to work with developers and managers on the consultation, development, training and implementation of key marketing, sales and training initiatives.  The purchase price paid includes a premium to obtain a three year employment agreement with the former owner of Club Concepts. As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and will be amortized over a three-year term.  As of the date of the acquisition, Club Concepts sole asset was cash totaling $9,610.  There were no liabilities acquired in the transaction.  The cash acquired was recorded at fair value of $9,610.  There were no contingent payments, options or commitments specified in the acquisition agreement.  There were no research or development assets acquired.  Amortization expense totaled $21,343 for the year-to-date period.  There were no adjustments made to the initial purchase price allocution, except as noted below.  The operating results of Club Concepts have been included in these consolidated financial statements since the date of the acquisition.

The unaudited financial information in the table below summarizes the combined results of the Company’s operations and Club Concepts, on a pro forma basis, as though the transaction had occurred as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented.  During the fourth quarter 2007, management determined since there were no revenues or other activities generated by Club Concept, the related intangible was impaired.  Consequently, an impairment charge totaling $69,047, which represented the remaining unamortized intangible, was recorded in the accompanying consolidated statement of operations.

	12/31/2006	Club Concepts	12/31/2006
	as reported	Consulting LLC	Pro forma
Fees billed	$—	$23,133	$23,133

Net loss	(5,569,246)	1,213	(5,568,033)

Net loss per common share - basic	(0.13)		(0.13)

Net loss per comment share - diluted	(0.13)		(0.13)

Shares	43,017,572		43,017,572

F–9

	12/31/2007	Club Concepts	12/31/2007
	as reported	Consulting LLC	Pro forma
Fees billed	$—	$4,072	$4,072

Net loss	(6,272,633)	(428)	(6,273,061)

Net loss per common share - basic	(0.14)		(0.14)

Net loss per comment share - diluted	(0.14)		(0.14)

Shares	45,534,321		45,534,321

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

F–10

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

F–11

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

F–12

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

F–13

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

F–14

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

F–15