Form 10-Q/A
period 2008-03-31
Myriad Entertainment & Resorts, Inc.
filed 2008-09-16
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-Q for the quarter  ended March 31, 2008 filed by Myriad Entertainment & Resorts, Inc. (the “Company”) on May 14, 2008(the “Original 10-Q”). The Company is filing this amendment to the Original 10-Q to: (i) revise notes 2 and 3 to the Company’s unaudited consolidated financial statements for the quarter ended June 30, 2008; and (ii) to revise Exhibit 31.1 thereto.

This Amendment to the Original 10-Q of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, May 14, 2008.

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

On January 19, 2007, the Company entered into an agreement to acquire 100% of the issued and outstanding limited liability company membership interests of Club Concepts Consulting, LLC (“Club Concepts”) in exchange for 250,000 shares of the Company’s common stock with a fair value of $100,000.  The fair value of the shares was determined based upon the closing price of the shares as of the date of the acquisition.  Club Concepts is an innovative marketing firm purchased by Myriad Entertainment and Resorts to work with developers and managers on the consultation, development, training and implementation of key marketing, sales and training initiatives.   The purchase price paid includes a premium to obtain a three year employment agreement with the former owner of Club Concepts.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the “Employment Agreement”).  The Company has accounted for this acquisition in accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“FAS 141”), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and was to be amortized over a three-year term.  As of the date of the acquisition, Club Concepts sole asset was cash totaling $9,610.  There were no liabilities acquired in the transaction.  The cash acquired was recorded at fair value of $9,610.  There were no contingent payments, options or commitments specified in the acquisition agreement.  There were no research or development assets acquired.  There were no adjustments made to the initial purchase price allocation, except as noted below.

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

Date: September 16, 2008