Form 10-Q
period 2008-09-30
Myriad Entertainment & Resorts, Inc.
filed 2008-11-14
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-24640

———————

MYRIAD ENTERTAINMENT & RESORTS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	64-0872630
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer's common stock as of September 30, 2008 was 48,671,821.

MYRIAD ENTERTAINMENT & RESORTS, INC.

INDEX

Page

PART 1:  FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

18

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4.     CONTROLS AND PROCEDURES

22

PART II:  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

23

ITEM 5.     OTHER INFORMATION

23

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

23

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

September 30, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS
FOR FINANCIAL STATEMENTS

Page

Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet (Unaudited)

2

Consolidated Statement of Operations for the Nine Month Period Ended
September 30, 2008 (Unaudited)

3

Consolidated Statement of Operations for the Three Month Period Ended
September 30, 2008 (Unaudited)

4

Consolidated Statement of Stockholders' Deficit (Unaudited)

5

Consolidated Statement of Cash Flows (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

7

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

September 30, 2008

Assets
Current assets
Cash	$2,400
Total current assets	2,400

Non-current assets
Land deposits	200,000
Property and equipment, net	1,468
Due from shareholder	39,771
Deposits and other assets	187,188
Total non-current assets	428,427

Total assets	$430,827

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	3,631,695
Accrued liabilities	3,427,192
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	971,467
Convertible debentures	1,532,927
Total current liabilities	9,612,049

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 48,671,821 shares	48,672
Additional paid-in capital	8,248,364
Accumulated deficit	(17,478,258)
Total stockholders' deficit	(9,181,222)

Total liabilities and stockholders' deficit	$430,827

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Nine Month Period Ended September 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	647,750	1,097,066
Stock issued for services	-	1,084,493
Professional fees and contract services	984,014	2,184,901
Other expenses	501,469	352,209
Total operating expenses	2,133,233	4,718,669

Net loss from operations	(2,133,233)	(4,718,669)

Other income (expenses)
Other income	––	2,500
Interest expense	(126,831)	(123,713)
Total other expenses	(126,831)	(121,213)

Net loss before income taxes	(2,260,064)	(4,839,882)

Income tax benefit	––	––

Net loss	$(2,260,064)	(4,839,882)

Net loss per common share:
Basic	$(0.05)	$(0.12)
Diluted	$(0.05)	$(0.12)

Weighted-average shares outstanding:
Basic	47,709,676	41,259,373
Diluted	47,709,676	41,259,373

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Three Month Period Ended September 30, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	146,000	176,314
Stock issued for services	––	895,000
Professional fees and contract services	661,909	696,437
Other expenses	30,550	45,739
Total operating expenses	838,459	1,813,490

Net loss from operations	(838,459)	(1,813,490)

Other expenses
Interest expense	(44,612)	(43,206)
Total other expenses	(44,612)	(43,206)

Net loss before income taxes	(883,071)	(1,856,696)

Income tax benefit	––	––

Net loss	$(883,071)	$(1,856,696)

Net loss per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted-average shares outstanding:
Basic	48,905,089	42,049,143
Diluted	48,905,089	42,049,143

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders' Deficit

(Unaudited)

For the Nine Month Period Ended September 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2007	45,521,821	$45,522	$7,948,418	$(15,218,194)	$(7,224,254)

Stock issued to directors and officers	4,150,000	4,150	293,850	––	$298,000
Vesting of stock options	––	––	75,096	––	75,096
Cancellation of shares issued
to director and officer	(1,000,000)	(1,000)	(69,000)	––	(70,000)

Net loss	––	––	––	(2,260,064)	(2,260,064)

Balance - September. 30, 2008	48,671,821	$48,672	$8,248,364	$(17,478,258)	$(9,181,222)

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

For the Nine Month Period Ending September 30, 2008 and 2007

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,260,064)	$(4,839,882)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	1,338	23,449
Beneficial conversion feature associated with debenture	17,353	15,395
Stock issued for compensation and services	––	1,084,493
Stock issued to directors, net	228,000	53,250
Vesting of stock options	75,096	5,752
Changes in operating assets and liabilities
Deposits and other assets	(168,025)	––
Due from related parties	––	(500)
Accounts payable	776,846	1,793,471
Accrued liabilities	1,335,676	1,189,232
Accrued legal fees, including interest	177,340	42,324
Net cash provided (used) by operating activities	183,560	(633,016)

Cash flows from investing activities
Acquisition of company, net of cash acquired	––	9,610
Purchase of land	(200,000)	(165,000)
Purchase property and equipment	––	(3,176)
Net cash used by investing activities	(200,000)	(158,566)

Cash flows from financing activities
Stock issued for cash	––	850,366
Net cash provided by financing activities	––	850,366

Net increase (decrease) in cash	(16,440)	58,784

Cash - beginning of period	18,840	40

Cash - end of period	$2,400	$58,824

Supplementary disclosure of non-cash transactions
Shares issued in conjunction with acquisition of business	$––	$100,000

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. and its subsidiaries (collectively, the "Company") is presented to assist in understanding the Company's unaudited consolidated financial statements.  The unaudited consolidated financial statements and notes thereto are representations of the Company's management who are responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the unaudited consolidated financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company's financial position as of September 30, 2008 and the results of its operations for the nine months and three months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the nine months and three months ended September 30, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its ninety-nine percent owned subsidiary Myriad-Tunica and its wholly owned subsidiary Club Concepts Consulting, LLC ("Club Consulting").  Myriad Golf Resorts, Inc. ("Myriad-Golf") is a one percent partner in Myriad-Tunica.

All intercompany balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008, the Company had no cash equivalents.

Land Deposits

Land deposits consist of deposits made to secure certain land for the construction of the Company’s first destination resort, pursuant to a land purchase agreement.  If the land purchase agreement is not consummated, these deposits will be expensed.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Continued

Depreciation and Asset Impairments

The Company's equipment is depreciated using the straight-line method over the estimated useful lives of property and equipment.  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Revenue Recognition

The Company did not earn any revenue for the periods ended September 30, 2008 or 2007.

Income Taxes

The Company provides for income taxes based on the liability method.  No benefit for income taxes has been recorded for net operating loss carryforwards that may offset future taxable income because management has concluded that it is more-likely-than-not that those benefits will not be realized.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with Share-Based Payment ("SFAS No.  123(R)").  SFAS No.  123(R) requires that share-based payments, including shares issued for services, stock option grants or other equity-based incentives or payments, be recognized for financial reporting purposes based on the fair value of the instrument issued or granted.  Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion No.  25, Accounting for Stock Issued to Employees.  At the date of adoption, there were no stock awards outstanding.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Continued

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial asset (cash) measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at September 30, 2008
Cash	$ 2,400	$ 0	$ 0	$ 2,400
Total	$ 2,400	$ 0	$ 0	$ 2,400

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement establishes standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Continued

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

Note 2.  Corporate Restructuring and Business Acquisition

During September 2006, the Company began to restructure its operations in order to facilitate the development of the Myriad-Tunica project.  This restructuring included key activities, including relocating the corporate headquarters to Memphis, Tennessee and the addition of several new positions within the Company.

On January 19, 2007, the Company entered into an agreement to acquire 100 percent of the issued and outstanding limited liability Company membership interests of Club Concepts Consulting, LLC ("Club Concepts") in exchange for 250,000 shares of the Company's common stock with a fair value of $100,000.  The fair value of the shares was determined based upon the closing price of the shares as of the date of the acquisition.  Club Concepts is an innovative marketing firm purchased by Myriad Entertainment and Resorts to work with developers and managers on the consultation, development, training and implementation of key marketing, sales and training initiatives.  The purchase price paid includes a premium to obtain a three-year employment agreement with the former owner of Club Concepts.  As a result of the acquisition, the managing member of Club Concepts entered into a three-year employment agreement with the Company (the "Employment Agreement").  The Company has accounted for this acquisition in accordance with SFAS No.  141, Business Combinations ("SFAS 141"), which requires that the purchase price paid in excess of net assets acquired be allocated to either identifiable intangibles or goodwill.  The excess of such purchase price, totaling $90,390, was allocated to the Employment Agreement and was to be amortized over a three-year term.  As of the date of the acquisition, Club Concepts sole asset was cash totaling $9,610.  There were no liabilities acquired in the transaction.  The cash acquired was recorded at fair value of $9,610.  There were no contingent payments, options or commitments specified in the acquisition agreement.  There were no research or development assets acquired.  There were no adjustments made to the initial purchase price allocation, except as noted below.

The unaudited financial information in the table below summarizes the combined results of the Company's operations and Club Concepts, on a pro forma basis, as though the transaction had occurred as of the beginning of the earliest period presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented.  During the fourth quarter 2007, management determined that as there were no revenues or other activities generated by Club Concept, the related intangible was impaired.  Consequently, an impairment charge totaling $69,047 was recorded during the year ended December 31, 2007.

	12/31/2006	Club Concepts	12/31/2006
	As reported	Consulting, LLC	Pro forma
Fees billed	$––	$23,133	$23,133
Net loss	(5,569,246)	1,213	(5,568,033)
New loss per common
share – basic	(0.13)		(0.13)
New loss per common
share – diluted	(0.13)		(0.13)
Shares	43,017,572		43,017,572

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.  Continued

	12/31/2006	Club Concepts	12/31/2006
	As reported	Consulting, LLC	Pro forma
Fees billed	$––	$4,072	$4,072
Net loss	(6,272,633)	(428)	(6,273,061)
New loss per common
share – basic	(0.14)		(0.14)
New loss per common
share – diluted	(0.14)		(0.14)
Shares	45,534,321		45,534,321

Note 3.  Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual.  On October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8 percent convertible debenture in the amount of $1,050,000.  The maturity date of the debenture was September 12, 2007 with interest at 8 percent; however, management continues its evaluation of the amount of the Company's obligation as permitted under the terms of the debenture.  The debenture is unsecured.  At September 30, 2008, management had not completed its evaluation of amounts owed under the agreement.  Assuming the full balance is paid, a total of $168,000 of interest was accrued pursuant to this agreement.

The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.  This conversion feature resulted in a deemed beneficial conversion feature to the holder of the debenture of $1,050,000 computed as the closing price for the Company's stock on October 12, 2006 ($.25), less the conversion price for each share ($.10), multiplied by the number of shares that would be obtained if the debenture is converted (10,500,000).  This beneficial conversion feature was recorded as a component of interest expense in accordance with Emerging Issues Task Force No. 98-5.

The agreement also included a detachable stock warrant for the purchase of 5,000,000 shares of common stock of the Company based upon the following schedule:  (i) $.30 per share from the date of issuance until October 12, 2007; (ii) $1.00 per share from October 13, 2007 until October 13, 2008; (iii) $2.00 per share from October 14, 2008 until October 14, 2009; and (iv) $3.00 per share thereafter until exercise or expiration of the warrant.  The warrant vests over a four-year period at 1,250,000 shares per year.  The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit.  At September 30, 2008, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at June 30, 2008	$1,050,000
Less remaining discount associated with detachable
Warrant	(51,730)
Convertible debenture, net of discount	$998,270

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a shareholder, advanced funds to the Company which were used to pay operating expenses of the Company.  On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657.  The maturity date of the debenture is November 1, 2009. A total of $3,342 of interest has been accrued pursuant to this agreement.  The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4.  Accrued Legal Fees, Including Interest

The Company had an aggregate of $971,467 due at September 30, 2008 for unpaid legal fees.  Included in this amount is $272,274 of interest.  The interest is calculated based on the terms of a fee arrangement agreed to by both parties.  During 2008, a former counsel of the Company filed suit,  seeking general damages of at least $821,687, together with pre-judgment interest thereon and attorney's fees.  The Company is currently reviewing this matter and anticipates attempting to resolve this matter in an amicable fashion.

Note 5.  Short-Term Borrowings

At September 30, 2008, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation.  The maximum borrowings under this agreement are $40,000, which are payable on demand.  The credit agreement is unsecured and bears interest at 13.99 percent.  As of September 30, 2008, accrued interest related to this agreement totaled $5,389.

Note 6.  Income Taxes

FASB Interpretation 48, Accounting for Income Tax Uncertainties ("FIN 48") was issued in June 2006 and defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  FIN 48 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties and includes guidance concerning accounting for income tax uncertainties in interim periods.  The Company adopted the provisions of FIN 48 on January 1, 2007, and determined at that time that no adjustments to the financial statements were necessary as a result of the adoption of FIN 48.

As of September 30, 2008, the Company has not accrued any interest or penalties related to income tax matters in income tax expense.  Such items would be reported as an adjustment to income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return.  The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

	Sept. 30, 2008	Sept. 30, 2007
Current	$––	$––
Deferred	––	––

	$––	$––

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	Sept. 30, 2008	Sept. 30, 2007
Income tax benefit computed at the statutory
federal and state income tax rates	$(4,739,329)	$(3,321,000)

Valuation allowance for net operating loss income	4,739,329	3,321,000
tax benefits not recognized
	$––	$––

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.  Continued

The use of the liability method of accounting for income taxes requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not, that some portion or all of the deferred tax assets will not be realized.  Whether a deferred tax asset will be realized depends upon the Company generating sufficient future taxable income and consideration of limitations on the ability to utilize net operating loss carryforwards and other tax attributes.

At September 30, 2008, the Company has net operating loss carryforwards estimated to be approximately $12,402,000, which are set to expire from 2019 through 2024.  A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

No income taxes were paid for the quarter ended September 30, 2008 and 2007.  The effective tax rate for these periods is different than the statutory federal tax rate of 34 percent due to the establishment of a valuation allowance relating to the deferred tax assets.

Note 7.  Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives, which provide for an annual salary.  The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing.  Accrued but unpaid salary and related taxes pursuant to these contracts totaled $2,596,250 as of September 30, 2008.

Mr.  Nicholas Lopardo became chairman of the Company on August 9, 2006.  Pursuant to Mr.  Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing.  At September 30, 2008, a total of $800,000 was accrued pursuant to this agreement.  On June 23, 2008, the Board of Directors of the Company approved an amendment to the 2006 agreement.  Pursuant to the amended agreement, Mr. Lopardo was granted four million shares of restricted common stock, subsequently amended to three million shares, and will receive an additional one million shares of restricted common stock on each of the first three amendment anniversaries.

On November 1, 2006, the Company and Robert M.  Leahy entered into an Employment Agreement ("2006 Leahy Agreement"), providing for the terms and conditions of Mr.  Leahy's employment.  On June 23, 2008, the Board of Director of the Company approved an amendment to the 2006 Leahy Agreement effective July 1, 2008 ("Amended Leahy Agreement").  Pursuant to the Amended Leahy Agreement, Mr.  Leahy shall continue to serve as Myriad's Executive Vice President of Finance.  The term of the Amended Leahy Agreement is three years.  Mr.  Leahy shall earn a base salary of $225,000 per year, payable upon the Company securing adequate financing.  Mr.  Leahy is entitled to receive an annual incentive bonus.  Upon execution of the Amended Leahy Agreement, the Company granted Mr.  Leahy an option to purchase from the Company 1,750,000 shares of the Company's common stock, at an exercise price of $.15 per share.  The option terminates on June 30, 2018.

During the fourth quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica.  This agreement called for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors.  As of January 1, 2007, the Company terminated this consulting agreement.  At September 30, 2008, the Company had accrued $37,500 under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of September 30, 2008, in the event that a third-party does not satisfy this obligation in accordance with an agreement reached between the two parties.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.  Continued

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

$2,000,000

Through September 30, 2008, due to a lack of funding, no services had been received and no payments made.

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the "Contract").  The Contract was subsequently amended on August 1, 2007.  The Contract, as amended, expired in February 2008.  As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

A new contract for the sale and purchase of land was entered into on July 15, 2008.  The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract.  The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing.  Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract.  The closing date of the purchase is scheduled for December 2, 2008.  Deposits totaling $200,000 related to this contract have been paid through September 30, 2008.

The Company previously entered into agreement with a corporation owned by a member of the Company's Board of Directors.  These contracts entitle the corporation to receive $675,000 in return for certain planning activities performed by the corporation.  The payment is to be made only when a predetermined funding level is reached by the Company.  No activities have been performed pursuant to this agreement.

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months.  Lease expense pursuant to this agreement was $14,175 for the quarter ended September 30, 2008.  The following is a schedule of future minimum lease payments at September 30, 2008:

Year Ending
December 31,	Amount
2008	14,175
2009	56,700
2010	4,725
$75,600

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.  Continued

Through September 30, 2008, the Company has not occupied this office space and has made no payments on the related lease.  Lease payments totaling $249,484 have been accrued in the accompanying balance sheet.  In February 2008, the lessor for the Company's Memphis office space filed suit for failure to pay rent.  Management is currently evaluating the merits of the suit and believes the amounts owed under the agreement have been properly accrued.

The Company continues to negotiate a terms sheet with an investor, which, if consummated, will provide approximately $525,000,000 in debt and $150,000,000 in equity financing.  This term sheet also provides for the funding of all phases of Myriad's planned development in Tunica, up to $2.5 billion in either debt or equity instruments.  An officer of the Company has paid on behalf of the Company $168,525 to the potential lender as a commitment fee.  The commitment fee is recorded as deposits and other assets in the accompanying balance sheet.

Note 8.  Stockholders' Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 48,671,821 were outstanding at September 30, 2008.  At September 30, 2008, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.  In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees, which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant.  The Board of Directors determines the option price at the date of grant.  The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  In conjunction with the July 6, 2004 transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares.

During the three-month period, ended June 30, 2008, four million shares were issued to an officer and director of the Company.  One million of these shares were cancelled subsequent to June 30, 2008.  Compensation expense relating to this grant totaled $210,000, as determined based upon the fair value of the shares based upon the date of the grant.

Note 9.  Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to the Executive Vice-President of Finance in connection with an employment agreement.  One-third of the rights vested immediately with the remainder vesting on an annual basis over the next two years.  The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $34,512, which is being recognized as compensation expense over the term of the agreement.  Compensation expense related to the grant totaled $2,876 for the quarter ended September 30, 2008.  On June 23, 2008, the Company amended the 2006 agreement granting the right to purchase an additional 1,750,000 shares of common stock with an exercise price of $0.15.  All of rights granted under the amended agreement vested immediately.  The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $66,468.  The fair value of the option grant was recognized as compensation expense during the quarter ended June 30, 2008.  The key assumptions utilized to determine the fair value of these awards includes the following:  Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years.  At September 30, 2008, a total of 1,979,167 of stock options were exercisable.  These awards have been excluded from the calculation of EPS since they are anti-dilutive.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10.  Warrants

A summary of warrant activity for 2008 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2007	6,562,500	$1.38	$4,062,500	$0.81

Granted	––	––	––	––

Outstanding, September 30, 2008	6,562,500	$1.38	$4,062,500	$0.81

At September 30, 2008, all warrants outstanding expire on October 12, 2011.

Note 11.  Related Party Transactions

During the year ended December 31, 2006, the former general manager of the Myriad-Tunica project advanced funds to the Company, which were used to fund planning and development costs on behalf of Myriad-Tunica, and to pay other operating expenses.  These advances were subsequently converted into a debenture in the principal amount of $1,050,000 and such amount is currently being confirmed.  The remainder due of $31,663 is reflected as due to related party in the accompanying unaudited consolidated financial statements.  The amounts owed are subject to final review and approval by the Board of Directors.

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a shareholder, advanced funds to the Company which were used to pay operating expenses of the Company.  On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657.

Due from shareholder of $39,771 at September 30, 2008, represents amounts due from the former CEO of the Company.  There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company have made payments on the Company's behalf.  Such amounts, totaling $405,951, are recorded as accounts payable and accrued expenses.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

September 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007
Numerator
Net loss	$(2,244,464)	$(4,839,882)

Denominator
Weighted-average shares outstanding	47,709,676	41,259,373

Basic loss per share	$(0.05)	$(0.12)
Diluted loss per share	$(0.05)	$(0.12)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007
Numerator
Net loss	$(883,071)	$(1,856,696)

Denominator
Weighted-average shares outstanding	48,905,089	42,049,143

Basic loss per share	$(0.02)	$(0.04)

Note 14.  Subsequent Event

On October 16, 2008, the Company, Picture Window, LLC and Kenneth M. Murphree, LLC entered into a second amendment to the contract for the purchase of certain real estate.  This amendment provides for an extension of the remaining monthly payment dates from October 15, 2008 and November 15, 2008 to December 2, 2008 and extends the 25-year term on the payment of two percent gross gaming revenue. The extended term on the payment of two percent gross gaming revenue will be for the life of the project.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-KSB, Form 10-Q and Notes thereto, and the other financial data appearing elsewhere in this Form 10-Q Report.

The information set forth in Management's Discussion and Analysis or Plan of Operations ("MD&A") contains certain "forward-looking statements," including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business.  Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects".  These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations.  Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

The Company now owns 99 percent of Myriad-Tunica.  Our vision (all phases of the project) is focused on building the following resort in Tunica, Mississippi:

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

On March 7, 2008, we announced that our Board of Directors has approved a collateral and loan term sheet which the Company anticipates will provide up to $675 million in financing for Phase One of the Company's planned Myriad Resort in Tunica, Mississippi.  This term sheet also provides for the funding of all phases of Myriad's planned development in Tunica, up to $2.5 billion.

We are focused on raising $675 million to implement Phase One of the Myriad Resort.  Although no assurance can be given regarding the Company's ability to secure Phase One funding, if secured, the Company anticipates utilizing these funds for the following:

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

THE TUNICA DESTINATION

The Tunica area has recently added Interstate Highway 69, which cuts the drive time from the Memphis International Airport to Tunica down to 30 minutes.  This fact, coupled with the upgrading of the Tunica regional airport for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements will be very beneficial to us especially since the regional airport is within 1.5 miles, and Myriad’s site is closer to the airport than any other casino in Tunica.

Tunica has nine casino properties, it is the one of the top five gaming environments and has several of the nationally famous and successful Casino companies such as Harrah's, MGM, Boyd, Penn National.  These properties are upwards of 10 to 12 years old.  Our expectations are that this will prompt these companies to invest additional funds into the Tunica properties making the overall Tunica destination even better.

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

We are seeking the help of several signature golf course architects and builders to implement our golf course.  We anticipate working with an Attraction Mall Company to tie Retail, Attractions, Restaurants, Casinos, Conventions and Hotels into a smooth synergistic model using Paul Ma's design protocol.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses.  We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made.  Our estimates and assumptions could change materially as conditions both within and beyond our control change.  Accordingly, our actual results could differ materially from our estimates.  A full description of all of our significant accounting policies is included in Note 1 to our Consolidated Financial Statements.

GOING CONCERN

The unaudited consolidated financial statements included in this filing have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate the continuance of the Company as a going concern.  The Company's cash position is inadequate to pay all of the costs associated with the implementation of our business plan.  Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  The Company adopted the provisions of SFAS No. 157 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities.  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The Company adopted the provisions of SFAS No. 159 on January 1, 2008.  There was no impact on these financial statements as a result of the adoption of the standard.

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement establishes standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income and that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We are not aware of any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE NINE MONTH, THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

The Company generated no revenues during the quarters ended September 30, 2008 and September 30, 2007.  During the first nine months of 2008, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company's operating expenses for the three months ended September 30, 2008 was $838,459 compared to $1,813,490 during the comparable period for 2007.  This decrease in operating expenses was primarily attributable to decreased professional fees and stock issued for services to consultants.  In addition, the Company had salary expense of $146,000 in 2008 and $176,314 in 2007.  The Company also incurred interest expense of $44,612 in 2008, compared to interest expense of $43,206 in 2007.  The Company had a net loss of $883,071 or $0.02 per share, for the three months ended September 30, 2008, as compared to a net loss of $1,856,696 or $0.04 per share for the quarter period ended September 30, 2007.

The Company's operating expenses for the nine months ended September 30, 2008 was $2,133,233 compared to $4,718,669 during the comparable period for 2007.  This decrease in operating expenses was primarily attributable to decreased professional fees and stock issued for services to consultants.  In addition, the Company had salary expense of $647,750 in 2008 and $1,097,066 in 2007.  The Company also incurred interest expense of $126,831 in 2008, compared to interest expense of $123,713 in 2007.  The Company had a net loss of $2,260,064 or $0.05 per share, for the nine months ended September 30, 2008, as compared to a net loss of $4,839,882 or $0.12 per share for the period ended September 30, 2007.

The Company's revenues during 2008, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith.  Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2008.

Liquidity and Capital Resources

September 30, 2008

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

The Company's working capital was $(9,609,649) as of September 30, 2008 compared to $(6,106,076) as of September 30, 2007.  This deficit was attributable to an increase in accrued liabilities and accrued legal fees, including interest.  At September 30, 2008, the Company had cash of $2,400.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes.  As of September 30, 2008, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99 percent.

Net cash provided by operating activities was $183,560 for the nine months ended September 30, 2008, as compared to net cash used of $633,016 for the comparable period during 2007.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $971,467 due at September 30, 2008 for legal fees, including related interest.  The amount owed accrues interest at 10 percent per year, or approximately $272,274 through September 30, 2008.  We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment.

INCOME TAXES

At September 30, 2008, the Company has net operating loss carryforwards estimated to be approximately $12,402,000 for income tax purposes, which are set to expire from 2019 to 2024.  Upon completion of the Company's income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards.  Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards.  Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred.  However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Chief Executive Officer (who is also the principal accounting officer) concluded as of September 30, 2008 that there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On or about August 4, 2008, the Company's statutory agent, Corporation Services Company, received a summons and complaint filed by Jeffrey D.  Segal, a California Professional Corporation ("Segal") against the Company in the Superior Court of the State of California, for the County of Los Angeles (Case No.  SC099177).  The action alleges breach of contract and common counts relating to legal services rendered on behalf of the Company beginning in May 2000 until September 2006 for which full payment has not been received.  Segal seeks general damages of at least $821,687, together with pre-judgment interest thereon and attorney's fees.  The Company is currently reviewing this matter and anticipates attempting to resolve this matter in an amicable fashion.  The outstanding legal fees, including related interest, have been accrued in the accompanying financial statements.  In October 2008, a default judgment was entered against the Company for the total amount owed.

On or about November 6, 2008, the Company’s agent, Dulaney Law Firm, LLP, received a summons and complaint filed by Urban Systems/The Innovation Group, Inc. (“Innovation”) against the Company in the Circuit Court of Tunica County, Mississippi (Civil Action No. 2008-0305).  The action alleges breach of contract and common counts relating to intermittent consulting services rendered on behalf of the Company beginning in February 2007 through June 2008 for which full payment has not been received by Innovation.  Innovation seeks compensatory damages of $42,500.00, together with pre-judgment interest of 1.5% per month thereon, and reasonable attorney’s fees.  The Company is currently reviewing the matter and hopes to resolve it in an amicable fashion.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, there were no unregistered sales of equity securities.

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

There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed these procedures.

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

Date:  November  14, 2008

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ NICHOLAS LOPARDO
Nicholas Lopardo,
Chairman of the Board, Interim Chief Executive Officer and Principal Accounting Officer

24