Form 10-K
period 2008-12-31
Myriad Entertainment & Resorts, Inc.
filed 2009-07-02
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008.

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
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act   Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1)  Yes ☐  No ☑                       (2)  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer   ☐             Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☑  No  ☐

Number of shares outstanding of Issuer’s common stock, $0.001 par value, outstanding on June 19, 2009: 49,184,321.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

1

ITEM 1A.

RISK FACTORS

6

ITEM 1B.

UNRESOLVED STAFF COMMENTS

11

ITEM 2.

PROPERTIES

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6.

SELECTED FINANCIAL DATA.

13

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

13

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

17

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

17

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

17

ITEM 9A. (T). CONTROLS AND PROCEDURES

17

ITEM 9B.

OTHER INFORMATION

18

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

19

ITEM 11.

EXECUTIVE COMPENSATION

20

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

24

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

25

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

25

PART IV

ITEM 15.

EXHIBITS

26

SIGNATURES

28

Consolidated Financial Statements

F-1

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. Please see “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

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

OVERVIEW

We are a holding company incorporated under the laws of the State of Delaware that, through our subsidiaries, intends to own, operate and/or manage destination resort properties. Our primary operations are intended to be focused on destination experience resorts such as the anticipated Myriad-Tunica project to be located in Tunica, Mississippi. We may seek opportunities in other areas including country clubs, casinos, resort amenities and facilities, real estate operations and corporate services; however, we have no current plans to begin implementing these operations and do not have adequate financing available at this time. Further, we do not anticipate investing in other companies.

Our Company has completed its feasibility studies and appraisals with favorable results and we are now focused on raising $1.4 Billion to implement phase 1 of the Myriad Resort. Although no assurances can be given regarding the Company’s ability to secure the phase 1 funding, if secured, the Company anticipates utilizing these funds for the following:

•

Building out site Infrastructure

•

Construction of the first of our six planned casinos;

•

Construction of the first 1,000 rooms casino and convention hotel of our planned 3,000 rooms;

•

Construction of the first phase of our Convention Center (400,000 sq. ft.);

•

Construction of the 18-hole championship Golf Course;

•

Construction of the Water Park/Snow Park;Construction of the 5,000 seat covered multi-purpose venue;

•

Construction of the Mississippi Eye (observatory);

•

Construction of our 25,000 square foot Health and Wellness Luxury Spa; and

•

Construction of our private label restaurants.

Recent Events

On June 2, 2009, the Company’s Contract for the Sale and Purchase of Real Estate, entered into with Picture Window, LLC, expired. However, the Company continues to discuss potential land acquisitions with Picture Window, LLC as well as other Tunica landholders.

On July 15, 2008, Entertainment & Resorts, Inc. (the “Company” or “Myriad”) entered into a Contract for the Sale and Purchase of Real Estate with Picture Window, LLC and Kenneth M. Murphree, LLC for the purchase and sale of certain property located in Tunica County, Mississippi (the “Land Contract”). The purchase price of the land pursuant to the Land Contract is $36m plus certain amounts based on percentage payments or minimum annual payments as set forth in the Land Contract. The purchase price for the land shall be paid $100,000 per month for five months and $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent (2%) of the Gross Gaming Revenue as provided in the Land Contract. Subject to certain terms and conditions provided in the Land Contract, the Closing Date of the purchase and sale is scheduled for December 2, 2008; however, the Company can give no assurance that such Closing will occur on schedule.

On August 15, 2008, the Company made the second option payment of $100,000 pursuant to the Land Contract. The third option payment under the Land Contract is due on September 15, 2008; however, the Company can provide no assurances that this payment, or any subsequent payments, will be made or that the Closing will take place as provided in the Land Contract.

On September 15, 2008, First Amendment to Land Contract the Company, Picture Window, LLC and Kenneth M. Murphree, LLC entered into a First Amendment to Contract for the Sale and Purchase of Real Estate providing for certain modifications to the Monthly Payments as provided in paragraph 2 of the Original Land Contract. Pursuant to the Original Land Contract, the Company was obligated to make Monthly Payments beginning on July 24, 2008 and ending November 15, 2008. The First Amendment to Land Contract provides that the Company is now obligated to make cash payments of $150,000 on each of October 15, 2008 and November 15, 2008, eliminating the September 15, 2008 Monthly Payment as provided in the Original Land Contract. The Company previously made two Monthly Payments to the Sellers each in the amount of $100,000 in July and August 2008, as agreed under the Original Land Contract.

On October 16, 2008, Second Amendment to Land Contract the Company, Picture Window, LLC and Kenneth M. Murphree, LLC entered into a Second Amendment to Contract for the Sale and Purchase of Real Estate providing for certain modifications to the Monthly Payments as provided in paragraph 2 of the Original Land Contract. Specifically, the modification extends the remaining Monthly Payment dates from October 15, 2008 and November 15, 2008 to December 2, 2008 and extends the 25-year term on the payment of two percent gross gaming revenue to Picture Window. The extended term on the payment of two percent gross gaming revenue will be for the life of the project.

On December 3, 2008, Revisions to Land Contract the Company, Picture Window, LLC and Kenneth M. Murphree, LLC entered into a Contract for the Sale and Purchase of Real Estate revising certain provisions relative to the Monthly Payments as provided in paragraph 2 of the Original Land Contract. Specifically, the Monthly Payment dates have been modified such that the Company is obligated to make such payments as follows: (i) $50,000 on each of January 5, 2009, February 2, 2009, March 2, 2009, April 1, 2009 and May 1, 2009; and (ii) $33,750,000 payable on the Closing Date. On February 2, 2009, the Company made the second option payment of $50,000 as per the revised land contract.

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

The Company also announced the resignations of two Board members, Mr. Jack Vaughn and Mr. Jerry Wayne, effective March 5, 2008.

On March 7, 2008, we announced that our Board of Directors approved on March 5, 2008, a collateral and loan term sheet which the Company anticipated would have provided up to $675 million in financing for Phase One of the Company’s planned Myriad Resort in Tunica, Mississippi. This term sheet also would have provided for the funding of all phases of the Company’s planned development in Tunica, up to $2.5 billion. Management believes the Term Sheet was not able to be funded as a result of the global economic meltdown and the funder’s inability to perfect certain terms of the transaction.

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

CASINO AND HOTEL MANAGEMENT

We believe that the casino and hotel management for the Myriad-Tunica project will be undertaken by outside management company(s) experienced in this industry. We anticipate the construction of three thousand (3,000) hotel rooms for the planned six casinos. We will rely on the diverse talent of our management team and our Board of Directors to find and retain the right persons or company(s) for this endeavor. In addition to possibly using management agreements with any management company(s), we may acquire whole or partial ownership in any such company(s).

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

The Tunica Airport runway was lengthened to 8,500 ft to grant access to commercial, corporate and regional aircraft. The Tunica Airport is currently accessed by Lear Jets, Twins and Boeing 737 charter flights.

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

Our engineering principals, John Almond, PE and Michael Young, PE of Allen & Hoshall will assist Myriad in the process of obtaining the following permits and approvals:

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

ITEM 1A.

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

We incurred net losses in fiscal year ended 2008 of $ 2,864,422. As of December 31, 2008, we had a working capital deficit of $10,042,160. In addition, we expect to increase our infrastructure and operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Our audited financial statements have been prepared on the assumption that we will continue as a going concern. Our independent auditor has indicated that in its report on our 2008 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. If we fail to continue in business, you will lose your investment in the shares you acquire in this offering.

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

•

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

Risks Related to Holding Our Securities

OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock were recently delisted from the OTC Bulletin Board to the pink sheets as a result of our failure to maintain compliance with the reporting requirements of the Securities and Exchange Commission. We are currently working to regain compliance and ultimately get our shares of common stock relisted on the OTC Bulletin Board but no assurance can be given that we will be able to accomplish this. Further, the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate their shares.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remained unresolved.

ITEM 2.

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

ITEM 3.

LEGAL PROCEEDINGS

On or about August 4, 2008, the Company's statutory agent, Corporation Services Company, received a summons and complaint filed by Jeffrey D. Segal, a California Professional Corporation ("Segal") against the Company in the Superior Court of the State of California, for the County of Los Angeles (Case No. SC099177). The action alleges breach of contract and common counts relating to legal services rendered on behalf of the Company beginning in May 2000 until September 2006 for which full payment has not been received. In November 2008, a default judgment was entered against the Company for the total amount owed of $836,786, including general damages, pre-judgment interest, and attorney fees. The outstanding legal fees, including related interest, have been accrued in the accompanying financial statements.

On or about February 11, 2008, the Secretary of State of Delaware received a summons and complaint filed by MM Industrial Memphis, LLC against the Company relating to that certain lease entered into between MM Industrial and the Company for office space located at 2565 Horizon Lake Drive, Suite 110, Memphis, TN 38133. MM Industrial is claiming that the Company breached the lease by abandoning the property and failing to pay rent. MM Industrial seeks judgment of no less than $223,000, plus costs. On or about April 2008, MM Industrial Memphis, LLC was granted a Judgment by Default against the Company in the amount of $223,960.68, plus costs.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was recently delisted from the OTC Bulletin Board system due to the Company’s inability to file its Securities and Exchange Commission reports in a timely fashion. As such, the Company’s common stock is quoted on the pink sheets under the symbol “MYRA.PK”. The Company hopes to be fully compliant with Securities and Exchange Commission required filings in the near future and will endeavor to get its stock relisted on the OTC Bulletin Board system.

	2008
	High	Low
1st Quarter	0.25	0.13
2nd Quarter	0.20	0.05
3rd Quarter	0.50	0.03
4th Quarter	0.25	0.05
	2007
	High	Low
1st Quarter	0.98	0.31
2nd Quarter	0.65	0.38
3rd Quarter	0.55	0.28
4th Quarter	0.38	0.06

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

HOLDERS OF COMMON STOCK

As of June 19, 2009 there were approximately 555 recordholders of the Company’s common stock. Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this registration statement. All statements other than statements of historical fact should be considered “forward-looking statements” for purposes of these provisions, including statements that include projections of, or expectations about, earnings, revenues or other financial items, statements about our plans and objectives for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, statements concerning our expectations regarding the attraction and retention of members and guests, statements about market risk and statements underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential” or “continue,” or the negative thereof or other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct. Actual results and developments are likely to be different from, and may be materially different from, those expressed or implied by our forward-looking statements. The Company undertakes no obligation to update the information contained herein. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in “Risk Factors” section of this Form 10-K.

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

THE TUNICA DESTINATION

The Tunica area has recently added Interstate Highway 69 which cuts the drive time from the Memphis International Airport to Tunica down to 30 minutes. This fact, coupled with the upgrading of the Tunica regional airport for charters and daily flights and by increasing the length of the runway, building a new airport terminal, and seeking funding for additional improvements will be very beneficial to us.

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

RESULTS OF OPERATIONS

Statement of Operations for the Twelve Months Ended December 31, 2008 to December 31, 2007

The Company generated no revenues during the twelve months ended December 31, 2008 and December 31, 2007. We focused on implementing our future plan of operations as described in this Annual Report.

The Company’s operating expenses for the twelve months ended December 31, 2008 were $2,518,618 compared to $6,107,568 during the comparable period for 2007. This decrease in operating expenses was primarily attributable to decreased salaries, professional fees, and stock issued for services to consultants. In addition, the Company had salary expense of $1,001,687 in 2008 and $1,448,379 in 2007. This decrease is due to a reduction in the number of employees. The Company also incurred interest expense of $345,804 in 2008 and $164,637 in 2007. The Company had a net loss of $2,864,422, or $(.06) per share, for the year ended December 31, 2008, and a net loss of $6,272,205, or $(.15) per share for the year ended December 31, 2007.

The Company’s revenues during 2009 and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company’s prospects in 2009.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2008

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

The Company’s working capital was a negative $10,042,160 as of December 31, 2008 compared to a negative $7,285,994 as of December 31, 2007. This deficit was attributable to an increase in accrued liabilities, accrued legal fees, and including interest. At December 31, 2008, the Company had cash of $2,310.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line-of-credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of December 31, 2008, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99%.

Net cash used by operating activities was $16,530 for the twelve months ended December 31, 2008, as compared to net cash used by operating activities of $692,918 for the comparable period during 2007. This change was a result of a change in the level of activities in implementing our business plan of developing the Myriad-Tunica resort. Net cash provided by financing activities during the twelve months ended December 31, 2008 was $0, compared to $865,554 in 2007 which consisted of amounts derived from the sale of stock and warrants. We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this registration statement. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements. Our working capital and the estimated range of funding needed for our day-to-day operations and to service our debt obligations for the next twelve months is approximately $70 million.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $1,070,731 due at December 31, 2008 for legal fees for services rendered by our previous attorney. The amount owed accrues interest at ten percent (10%) per year, or approximately $305,087 through December 31, 2008. We consider these fees to be a bill payable and no formal arrangement has been made to service this repayment. We also owed approximately $214,000 to our current attorneys at December 31, 2008.

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

INCOME TAXES

At December 31, 2008, the Company has net operating loss carryforwards estimated to be approximately $13,029,000 for income tax purposes which are set to expire from 2019 to 2024. Upon completion of the Company’s income tax returns for the year ended December 31, 2008, there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change in accountants has occurred and no disagreements have occurred.

ITEM 9A. (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we conducted an evaluation, under the supervision and participation of our management, including the Company’s Chairman of the Board and Chief Executive Officer (who is the principal accounting officer) to evaluate the effectiveness of the Company’s disclosure controls and procedures and manage the Company’s operations as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs one executive officer, who is a director, complete segregation of duties is not possible at this stage in the corporate lifecycle.

Based on the evaluation, the Company’s Chief Executive Officer (who is the principle accounting officer) conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Management concluded that there were no matters which would result in more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of June 19, 2009:

Name	Age	Position
Nicholas Lopardo	62	Chairman of the Board and Interim Chief Executive Officer
Dr. Robert S. Ross	88	Director
Dale Cheek	55	Director
Fiona Sutton	55	Director
Paul Ma	57	Director
William J. Callnin	75	Director

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

WILLIAM CALLNIN was appointed as a Director on June 21, 2006. Since 1990 to Present, Mr. Callnin has been Chairman and Managing Director of Cayuga Hospitality Advisors, Inc. (Cayuga), overseeing and directing day-to-day operations. Cayuga is an international network which markets the professional services of its 150 worldwide members, who provide a wide range of services to the hotel, resort, club, casino and foodservice industries. Mr. Callnin is Managing Director of Cayuga’s Casino Gaming Group, an international gaming consultancy providing advice and counsel to casino developers and operators in the United States, Asia, Australia, Europe and the Caribbean. He recently completed consulting as the casino expert in the development of a $412 million resort and casino on a 900-acre site in northeastern Pennsylvania, and is currently developing the casino in a major golf-residential resort complex in The Bahamas. From 1978 to 1980 he was Vice President of Operations for Bally’s Park Place Casino Hotel where he assisted in the planning, staffing, opening and operation of this $300 million project, with 512 guest rooms, 12 food, beverage and entertainment outlets, and a 60,000 sq. ft. casino, the total facility comprising 1.6 million sq. ft., with 4,200 individually licensed employees. Prior to Bally’s, Mr. Callnin spent nine years as senior principal and Regional Director of Management Advisory Services for Laventhol & Horwath, based in Philadelphia. He was responsible for MAS operations in 14 states in the Mid-Atlantic and New England regions.

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

Family Relationships

As of December 31, 2008 there were no family relationships between or among the directors, executive officers or persons nominated or chosen by is to become directors of executive officers.

ITEM 11.

EXECUTIVE COMPENSATION

No compensation was paid by the Company during 2005, 2006, 2007, and 2008 to persons who were employed during such year as (i) the chief executive officer and (ii) an executive (other than the chief executive officer).

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

Executive Compensation

The following table sets forth compensation information for services rendered to us by certain executive officers in all capacities, other than as directors, during the fiscal year ended December 31, 2008. Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred. Shares issued in lieu of compensation are listed in the year the salary was due.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option/ Warrant Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
J John Meeske*	2007	$0	$0	$0	$0	$0	$0	$0
	2006
Nicholas Lopardo	2008	$0(1)	$0	$0	$0	$0	$0	$0
Chairman of the Board and Interim CEO**	2007
	2006

———————

*

Mr. Meeske was terminated in March 2008.

**

Mr. Lopardo became the Company’s Interim CEO in March 2008, upon the termination of Mr. Meeske.

(1)

Mr. Lopardo became our Chairman on August 9, 2006. Pursuant to Mr. Lopardo's employment agreement, he is to receive a base salary of $400,000 per year upon the Company's receipt of at least $5 million in financing. Pursuant to M. Lopardo's employment agreement, he is to receive 6,000,000 shares of restricted common stock. On August 9, 2006, Myriad and Nicholas A. Lopardo, the Company’s Interim Chief Executive Officer and Chairman of the Board, entered into an Employment Agreement (“2006 Agreement”), providing for the terms and conditions of Mr. Lopardo’s employment. On June 23 , 2008, the Board of Directors of the Company approved an amendment No. 1 to the 2006 Agreement, effective July 16, 2008 (“Amended Agreement”). Pursuant to the Amended Agreement, Mr. Lopardo shall maintain his position as a Member of the Board of Directors of Myriad, and, if elected, serve as its Chairman. The term of Mr. Lopardo’s Amended Agreement is three years.. Mr. Lopardo shall earn a base salary of $400,000 per year, payable upon the Company securing adequate financing. Mr. Lopardo is entitled to receive an annual incentive bonus. Within thirty (30) days of the Effective Date, the Company shall grant Mr. Lopardo three million (3,000,000) shares of restricted common stock in the Company. Mr. Lopardo shall be granted one million (1,000,000) shares of restricted common stock on each of the first, second and third anniversaries of the date of the Amended Agreement. Further, Mr. Lopardo is entitled to the Financing Bonus as provided in the 2006 Agreement.

There were no option grants during 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Inventive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Shares Units, or Other Rights That Have Not Vested
John Meeske		––	––		––	––	––	––
Nicholas Lopardo		––	––		––	––	––	––

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS:

BOARD OF DIRECTORS

The Company’s Board of Directors held a Board Meeting in March 5th, 2008.

AUDIT COMMITTEE

The Audit Committee reviews significant financial and accounting issues and the services performed by and the reports of, the Company’s independent auditors and makes recommendations to the Board with respect to these and related matters. The Audit Committee currently consists of (3) members: Bill Callnin, Chairman, Nicholas Lopardo and Robert Leahy. None of the current members of the Audit Committee are independent based on the definition of independence promulgated by the National Association of Securities Dealers, Inc.

NOMINATING AND COMPENSATION COMMITTEE

Our Nominating and Compensation Committee’s main function is (i) to review and recommend to our board compensation and equity plans, policies and programs and approve executive officer compensation, and (ii) to review and recommend to our board the nominees for election as directors of the company and to review related Board development issues including succession planning and evaluation. The members of our Compensation and Nominating Committee are Dale Cheek and Fiona Sutton, each of whom is a non-employee member of our board of directors.

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

EMPLOYMENT AGREEMENTS

On August 9, 2006, Myriad and Nicholas A. Lopardo, the Company’s Interim Chief Executive Officer and Chairman of the Board, entered into an Employment Agreement (“2006 Agreement”), providing for the terms and conditions of Mr. Lopardo’s employment. On June 23 , 2008, the Board of Directors of the Company approved an amendment No. 1 to the 2006 Agreement, effective July 16, 2008 (“Amended Agreement”). Pursuant to the Amended Agreement, Mr. Lopardo shall maintain his position as a Member of the Board of Directors of Myriad, and, if elected, serve as its Chairman. The term of Mr. Lopardo’s Amended Agreement is three years.

Mr. Lopardo shall earn a base salary of $400,000 per year, payable upon the Company securing adequate financing. Mr. Lopardo is entitled to receive an annual incentive bonus. Within thirty (30) days of the Effective Date, the Company shall grant Mr. Lopardo three million (3,000,000) shares of restricted common stock in the Company. Mr. Lopardo shall be granted one million (1,000,000) shares of restricted common stock on each of the first, second and third anniversaries of the date of the Amended Agreement. Further, Mr. Lopardo is entitled to the Financing Bonus as provided in the 2006 Agreement.

On November 1, 2006, the Company and Robert M. Leahy entered into an Employment Agreement (“2006 Leahy Agreement”), providing for the terms and conditions of Mr. Leahy’s employment. On June 23, 2008, the Board of Directors of the Company approved an amendment No. 1 to the 2006 Leahy Agreement, effective July 1, 2008 (“Amended Leahy Agreement”). Pursuant to the Amended Leahy Agreement Mr. Leahy shall continue to serve as Myriad’s Executive Vice President of Finance. The term of the Amended Leahy Agreement is three years. Mr. Leahy shall earn a base salary of $225,000 per year, payable upon the Company securing adequate financing. Mr. Leahy is entitled to receive an annual incentive bonus. Upon execution of the Amended Leahy Agreement the Company granted Mr. Leahy an option to purchase from the Company, 1,750,000 shares of the Company’s common stock, at an exercise price of $.15 per share. The option terminates on June 30, 2018.

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

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 and on July 1, 2008 the Company granted the right to purchase 1,750,000 shares of common stock with an exercise price of $0.15 to an employee in connection with an employment agreement. The November 2006 right to purchase option; one-third of the rights vest immediately, with the remainder vesting on an annual basis over the next two years. On the July 1, 2008 right to purchase option, all rights vested immediately. The Company calculated the value of the stock award using the Black-Scholes model.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 13, 2009, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 13, 2009, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 48,671,821 shares of common stock outstanding.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Myriad Entertainment and Resorts, Inc., P.O Box 100, Tunica, Mississippi 38676.

Name of Shareholder	Number of Shares	Percent of Common Stock

Nick Lopardo(1)	3,000,000	6.2%
Dr. Robert S. Ross	100,000	*
Dale Cheek	1,000,000	2.1%
Fiona Sutton	75,000	*
Paul Ma	75,000	*
William J. Callnin	75,000	*

All executive officers and directors as a group (6 persons)	4,325,000	8.9%

———————

*

Less than one percent.

(1)

 Pursuant to Mr. Lopardo’s Employment Agreement, we are entitled to issue him up to 6,000,000 shares of our Restricted Common Stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees billed for professional audit services rendered by Frost PLLC, our principal accountants, for the years ended December 31, 2008 and December 31, 2007.

	2008	2007
Audit fees(1)	$54,108	$55,500
Audit related fees(2)	$0	$0
Tax fees(2)	$0	$0
All other fees(2)	$0	$0

———————

 (1)  Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as quarterly reviews.

(2)  Frost PLLC did not bill the Company for any other services in calendar years 2008 and 2007.

The engagement of Frost PLLC to render audit or non-audit services requires the prior approval of our Audit Committee and/or Board of Directors.

PART IV

ITEM 15.

EXHIBITS

(a)  Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-17.

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

———————

*

Previously filed as indicated therein.

(1)

Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2009.

MYRIAD ENTERTAINMENT & RESORTS, INC.

By:	/s/ NICHOLAS LOPARDO
Nicholas Lopardo Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/NICK LOPARDO	Chairman of the Board and
Nick Lopardo	Interim Chief Executive Officer	July 1, 2009

/s/FIONA SUTTON	Director	July 1, 2009
Fiona Sutton

/s/PAUL MA	Director	July 1, 2009
Paul Ma

/s/WILLIAM J. CALLNIN	Director	July 1, 2009
William J. Callnin

/s/DALE CHEEK	Director	July 1, 2009
Dale Creek

/s/Dr. ROBERT S. ROSS	Director	July 1, 2009
Dr. Robert S. Ross

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

December 31, 2008

Consolidated Financial Statements

With

Report of Independent Registered

Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Myriad Entertainment and Resorts, Inc.

and Subsidiaries

Memphis, Tennessee

We have audited the accompanying consolidated balance sheet of Myriad Entertainment and Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses and has a retained deficit from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certified Public Accountants

\s\ Frost, PLLC

Certified Public Accountants

July 1, 2009

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2008

Assets
Current assets
Cash	$2,310
Total current assets	2,310

Non-current assets
Land deposits	200,000
Property and equipment, net	1,022
Due from shareholder	39,771
Other assets	18,663
Total non-current assets	259,456

Total assets	$261,766

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$3,695,578
Accrued liabilities	3,690,454
Due to stockholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	1,070,731
Convertible debenture	1,538,939
Total current liabilities	10,044,470

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 48,671,821 shares	48,672
Additional paid-in capital	8,251,240
Accumulated deficit	(18,082,616)
Total stockholders' deficit	(9,782,704)

Total liabilities and stockholders' deficit	$261,766

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	1,001,687	1,448,379
Stock issued for services	––	1,081,629
Professional fees and contract services	1,122,750	2,661,384
Other expenses	394,181	666,250
Asset impairment	––	249,926
Total operating expenses	2,518,618	6,107,568

Net loss from operations	(2,518,618)	(6,107,568)

Other expense		––
Interest expense	(345,804)	(164,637)
Total other expenses	(345,804)	(164,637)

Net loss before income taxes	(2,864,422)	(6,272,205)

Income tax benefit	––	––

Net loss	$(2,864,422)	$(6,272,205)

Net loss per common share:
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)

Weighted-average shares outstanding:
Basic	47,722,646	41,365,550
Diluted	47,722,646	41,365,550

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2008 and 2007

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance - January 1, 2007	38,210,071	38,210	$5,843,793	$(8,945,989)	$(3,063,986)

Stock issued for services	4,050,000	4,050	1,077,579	—	1,081,629

Stock issued for cash	2,886,750	2,887	751,025	—	753,912

Warrants issued for cash	—	—	111,642	—	111,642

Stock issued for acquisition	250,000	250	99,750	—	100,000

Stock issued to directors	125,000	125	53,125	—	53,250

Vesting of stock options	—	—	11,504	—	11,504

Net loss	—	—	—	(6,272,205)	(6,272,205)

Balance - December 31, 2007	45,521,821	$45,522	$7,948,418	$(15,218,194)	$(7,224,254)

Stock issued to directors and officers	4,150,000	4,150	293,850		298,000

Vesting of stock options			77,972		77,972

Cancellation of shares issued to director and officer	(1,000,000)	(1,000)	(69,000)		(70,000)
Net loss				(2,864,422)	(2,864,422)

Balance - December 31, 2008	48,671,821	$48,672	$8,251,240	$(18,082,616)	$(9,782,704)

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(2,864,422)	$(6,272,205)
Adjustments to reconcile net loss to net cash
used by operating activities
Asset impairment	—	249,926
Depreciation and amortization	1,784	21,785
Beneficial conversion feature associated with debenture	23,365	20,940
Stock issued for compensation and services	—	1,081,629
Stock issued to directors and officers, net	228,000	53,250
Vesting of stock options	77,972	11,504
Changes in operating assets and liabilities
Other assets	500	(19,163)
Accounts payable	840,729	1,960,639
Accrued liabilities	1,398,938	2,143,658
Accrued legal fees, including interest	276,604	55,119
Net cash used by operating activities	(16,530)	(692,918)

Cash flows from investing activities
Acquisition of company, net of cash acquired	—	9,610
Deposits for land	—	(162,216)
Purchase of equipment	—	(1,230)
Net cash used by investing activities	—	(153,836)

Cash flows from financing activities
Issuance of stock and warrants	—	865,554
Net cash provided by financing activities	—	865,554

Net increase (decrease) in cash	(16,530)	18,800

Cash - beginning of year	18,840	40

Cash – end of year	$2,310	$18,840

Supplementary disclosures of cash flow information
Shares issued in conjunction with acquisition of business	$—	$100,000
Cash paid during the year for interest	$—	$—
Conversion of accounts payable to debenture	$534,637	$—
Payment of land deposits by officer of Company	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

Cash equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, the Company had no cash equivalents.

Land Deposits - Land deposits consist of deposits made to secure certain land for the construction of the Company’s first destination resort, pursuant to a land purchase agreement. If the land purchase agreement is not consummated, these deposits will be expensed.

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

December 31, 2008

1.

Summary of Significant Accounting Policies (cont.)

Management periodically evaluates certain long-lived assets for potential impairments. During the year ended December 31, 2007, management determined the land deposits and intangible relating to the Club Concepts acquisition were impaired. Consequently, these assets were adjusted to zero value in the consolidated balance sheet and an impairment charge of $249,926 was recorded. See further discussion in Note 2 and Note 7.

Revenue recognition – The Company did not earn any revenue for the years ended December 31, 2008 or 2007.

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

Accounting for stock-based compensation – Effective January 1, 2006, the Company began accounting for its share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that share-base payments, including shares issued for services, stock option grants or other equity-based incentives or payments be recognized for financial reporting purposes based on the fair value of the instrument issued or granted. Prior to January 1, 2006, the Company applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” At the date of adoption, there were no stock awards outstanding.

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

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a hierarchy to be used in performing measurements of fair value. SFAS No. 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. Additionally, SFAS No. 157 provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. This statement applies whenever other standards require or permit assets and liabilities to be measured at fair value. This statement does not mandate the use of fair value in any circumstance. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the financial position or results of operations of the Company.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

1.

Summary of Significant Accounting Policies (cont.)

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial asset (cash) measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at December 31, 2008
Cash	$ 2,310	$ 0	$ 0	$ 2,310
Total	$ 2,310	$ 0	$ 0	$ 2,310

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. SFAS No. 159 requires that assets and liabilities which are measured at fair value be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the financial position or results of operations of the Company.

New accounting pronouncements – In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement establishes standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

1.

Summary of Significant Accounting Policies (cont.)

Statement 160 includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently in the process of evaluating the impact of adopting Statement 160 on its financial statements.

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

December 31, 2008

2.

Corporate Restructuring and Business Acquisition (cont,)

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

	12/31/2007 as reported	Club Concepts Consulting LLC	12/31/2007 Pro forma
Fees billed	$—	$4,072	$4,072

Net loss	(6,272,633)	(428)	(6,273,061)

Net loss per common share – basic	(0.14)		(0.14)

Net loss per comment share - diluted	(0.14)		(0.14)

Shares	45,534,321		45,534,321

3.

Convertible Debenture

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. On October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8% convertible debenture in the amount of $1,050,000. The maturity date of the debenture was September 12, 2007 with interest at 8%; however, management continues its evaluation of the amount of the Company's obligation as permitted under the terms of the debenture. The debenture is unsecured. At December 31, 2008, management had not completed its evaluation of amounts owed under the agreement. Assuming the full balance is paid, a total of $189,000 of interest was accrued pursuant to this agreement.

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

December 31, 2008

3.

Convertible Debenture (cont.)

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

Face value of convertible debenture at December 31, 2007	$1,050,000
Less remaining discount associated with detachable warrant	(45,718)

Convertible debenture, net of discount	$1,004,282

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a stockholder, advanced funds to the Company which were used to pay operating expenses of the Company. On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657. The maturity date of the debenture is November 1, 2009. A total of $6,684 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

4.

Accrued Legal Fees, Including Interest

The Company had $1,070,731 due at December 31, 2008 for unpaid legal fees. Included in this amount is $305,087 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

During the year ended December 31, 2008, a default judgment was entered against the Company for the legal fees owed to its former legal counsel totaling of $836,786, including general damages, pre-judgment interest, and attorney fees. The outstanding legal fees, including related interest, have been accrued in the accompanying financial statements.

5.

Short-Term Borrowings

At December 31, 2008, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99%. As of December 31, 2008, accrued interest related to this agreement totaled $5,989.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

As of December 31, 2008, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return. The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.

The income tax provision (benefit) consists of the following:

	2008	2007

Current	$—	$—
Deferred	—	—

	$—	$—

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	2008	2007
Income tax benefit computed at the statutory
federal and state income tax rates	$(4,596,736)	$(3,622,833)

Valuation allowance for net operating loss income
tax benefits not recognized	4,596,736	3,622,833

	$—	$—

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

At December 31, 2008, the Company has net operating loss carryforwards estimated to be approximately $13,029,000, which are set to expire from 2019 through 2024. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more likely than not that the deferred tax assets will be realized.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

6.

Income Taxes (cont.)

No income taxes were paid for the years ended December 31, 2008 or 2007. The effective tax rate for these periods is different than the statutory federal tax rate of 34% due to the establishment of a valuation allowance relating to the deferred tax assets.

7.

Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives, which provide for an annual salary. The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary and related taxes pursuant to these contracts totaled $2,833,188 as of December 31, 2008.

Mr. Nick Lopardo became chairman of the Company on August 9, 2006. Pursuant to Mr. Lopardo’s agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing. At December 31, 2008, a total of $900,000 was accrued pursuant to this agreement. On June 23, 2008, the Board of Directors of the Company approved an amendment to the 2006 agreement. Pursuant to the amended agreement, Mr. Lopardo was granted four million shares of restricted common stock, subsequently amended to three million shares, and will receive an additional one million shares of restricted common stock on each of the first three amendment anniversaries.

On November 1, 2006, the Company and Robert M. Leahy entered into an Employment Agreement ("2006 Leahy Agreement"), providing for the terms and conditions of Mr. Leahy's employment. On June 23, 2008, the Board of Directors of the Company approved an amendment to the 2006 Leahy Agreement effective July 1, 2008 ("Amended Leahy Agreement"). Pursuant to the Amended Leahy Agreement, Mr. Leahy shall continue to serve as Myriad's Executive Vice President of Finance. The term of the Amended Leahy Agreement is three years. Mr. Leahy shall earn a base salary of $225,000 per year, payable upon the Company securing adequate financing. Mr. Leahy is entitled to receive an annual incentive bonus. Upon execution of the Amended Leahy Agreement, the Company granted Mr. Leahy an option to purchase from the Company 1,750,000 shares of the Company's common stock, at an exercise price of $.15 per share. The option terminates on June 30, 2018.

During the fourth quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica. This agreement calls for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors. At December 31, 2008, the Company had accrued $37,500 owed under this agreement. This agreement was terminated in January 2007.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of December 31, 2008, in the event that a third party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

7.

Commitments and Contingencies (cont.)

Through December 31, 2008, due to a lack of funding, no services had been received, or payments made.

As of December 31, 2008, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the “Contract”). The Contract was subsequently amended on August 1, 2007.

The Contract, as amended, expired in February 2008. As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

A new contract for the sale and purchase of land was entered into on July 15, 2008. The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract. The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract. Deposits totaling $200,000 related to this contract have been paid through December 31, 2008.

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months. Lease expense pursuant to this agreement was $56,700 for the year ended December 31, 2008. During 2005, and through the third quarter of 2006, the Company utilized office space provided by Myriad-Golf. The costs associated with this space, as well as other overhead expenses, were charged to the Company by Myriad-Golf through a management fee. The following is a schedule of future minimum lease payments at December 31, 2008:

Year Ending December 31,
2009	56,700
2010	4,725

Total	$61,425

Through December 31, 2008, the Company has not occupied this office space and has made no payments on the related lease. Lease payments totaling $249,484 have been accrued in the accompanying balance sheet. In February 2008, the lessor for the Company’s Memphis office space filed suit for failure to pay rent. Management is currently evaluating the merits of the suit and believes that the amounts owed under the agreement have been properly accrued.

The Chairman and Interim Chief Executive Officer of the Company paid on behalf of the Company $168,525 to the potential lender as a commitment fee. The term sheet was subsequently canceled. Consequently, the commitment fee has been recorded as a component of interest expense.

8.

Stockholders’ Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 48,671,821 were outstanding at December 31, 2008. At December 31, 2008, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

8.

Stockholders’ Equity (cont.)

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

During the year ended December 31, 2008, four million shares were issued to an officer and director of the Company. One million of these shares were cancelled subsequent to June 30, 2008. Compensation expense relating to this grant totaled $210,000, as determined based upon the fair value of the shares based upon the date of the grant.

9.

Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $.21 to the Executive Vice-President in connection with an employment agreement. One-third of the rights vest immediately with the remainder vesting on an annual basis over the next two years. The Company calculated the value of the stock award using the Black-Scholes model , which resulted in an estimated fair value of $34,512, which is being recognized as compensation expense over the term of the agreement. Compensation expense related to the grant totaled $11,504 for the year ended December 31, 2008. On June 23, 2008, the Company amended the 2006 agreement granting the right to purchase an additional 1,750,000 shares of common stock with an exercise price of $0.15. All of rights granted under the amended agreement vested immediately. The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $66,468. The fair value of the option grant was recognized as compensation expense during the quarter ended June 30, 2008. The key assumptions utilized to determine the fair value of these awards includes the following: Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years. At December 31, 2008, a total of 1,979,167 of stock options were exercisable. These awards have been excluded from the calculation of EPS since they are anti-dilutive.

10.

Warrants

A summary of warrant activity for 2008 is as follows:

		Weighted- Average Exercise Price		Weighted- Average Exercise Price
	Number of Warrants		Warrants Exercisable

Outstanding, December 31, 2007	6,562,500	$1.38	5,312,500	$0.81
Granted	—	—	—	—
Outstanding, December 31, 2008	6,562,500	$1.38	5,312,500	$0.81

At December 31, 2008, all warrants outstanding expire on October 12, 2011.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

11.

Related Party Transactions

Through August 2006, certain accounting, administrative and management functions were being provided by Myriad-Golf, a related party. During the third quarter of 2007, this relationship was discontinued as a result of the reorganization of the Company (see Note 2). There were no management fees charged to the Company by Myriad-Golf for the year ended December 31, 2008.

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

At December 31, 2008, $39,771 represents amounts due from the former CEO of the Company. There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company have made payments on the Company's behalf. Such amounts, totaling $461,652, are recorded as accounts payable and accrued expenses.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

13.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2008	2007
Numerator
Net loss	$(2,864,422)	$(6,272,205)

Denominator
Weighted-average shares outstanding	47,722,646	41,365,550

Basic loss per share	$(0.06)	$(0.15)

Diluted loss per share	$(0.06)	$(0.15)

The effect of anti-dilutive securities have been excluded from this calculation. These securities include the following:

	2008	2007

Options	2,000,000	166,666
Warrants	5,312,500	4,062,500

14.

Quarterly Financial Information (Unaudited)

				Earnings Per Share or Unit (Basic and Diluted)

					Weighted- Average Shares
	Operating Revenues	Operating Loss	Net Loss

Fiscal year 2008 quarter ended:
March 31, 2008	$—	$(536,918)	(577,970)	(0.01)	45,521,821
June 30, 2008	$—	(757,856)	(799,023)	(0.02)	45,810,481
September 30, 2008	$—	(838,459)	(883,071)	(0.02)	48,905,089
December 31, 2008	$—	(385,385)	(604,358)	(0.01)	48,671,821

	$—	$(2,518,618)	$(2,864,422)	$(0.06)	47,722,646

15.

Subsequent Events

On June 2, 2009, the Company’s Contract for the Sale and Purchase of Real Estate, entered into with Picture Window, LLC, expired. However, the Company continues to discuss potential land acquisitions with Picture Window, LLC as well as other Tunica landholders.