Form 10-Q
period 2009-03-31
Myriad Entertainment & Resorts, Inc.
filed 2009-07-02
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

(800) 955-0762

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    ☑  Yes   ☐  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer's common stock as of June 19, 2009 was 49,184,321.

MYRIAD ENTERTAINMENT & RESORTS, INC.

INDEX

PART 1:     FINANCIAL INFORMATION

1

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
FORWARD-LOOKING STATEMENTS

16

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4T.

CONTROLS AND PROCEDURES

20

PART II:    OTHER INFORMATION

21

ITEM 1.

LEGAL PROCEEDINGS

21

ITEM 1A.

RISK FACTORS

21

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

21

ITEM 5.

OTHER INFORMATION

21

ITEM 6.

EXHIBITS

21

MYRIAD ENTERTAINMENT AND RESORTS, INC.
AND SUBSIDIARIES

March 31, 2009

PART 1:  FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS
FOR FINANCIAL STATEMENTS

Consolidated Financial Statements (Unaudited)

1

Consolidated Balance Sheet (Unaudited)

2

Consolidated Statement of Operations (Unaudited)

3

Consolidated Statement of Stockholders' Deficit (Unaudited)

4

Consolidated Statement of Cash Flow (Unaudited)

5

Notes to Consolidated Financial Statements (Unaudited)

7

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

March 31, 2009

Assets
Current assets
Cash	$2,220
Total current assets	2,220

Non-current assets
Land deposits	300,000
Property and equipment, net	576
Due from shareholder	39,771
Deposits and other assets	18,663
Total non-current assets	359,010

Total assets	$361,230

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	3,879,305
Accrued liabilities	3,947,295
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	1,105,817
Convertible debentures	1,545,095
Total current liabilities	10,526,280

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 48,671,821 shares	48,672
Additional paid-in capital	8,251,240
Accumulated deficit	(18,464,962)
Total stockholders' deficit	(10,165,050)

Total liabilities and stockholders' deficit	$361,230

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Three Month Period Ended March 31, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	216,031	313,814
Professional fees and contract services	91,107	144,990
Other expenses	22,525	78,114
Total operating expenses	329,663	536,918

Net loss from operations	(329,663)	(536,918)

Other income (expenses)
Interest expense	(52,683)	(41,052)
Total other expenses	(52,683)	(41,052)

Net loss before income taxes	(382,346)	(577,970)

Income tax benefit	––	––

Net loss	$(382,346)	(577,970)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted-average shares outstanding:
Basic	48,684,321	45,521,821
Diluted	48,684,321	45,521,821

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders' Deficit

(Unaudited)

For the Three Month Period Ended March 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2008	48,671,821	$48,672	$8,251,240	$(18,082,616)	$(9,782,704)

Net loss	––	––	––	(382,346)	(382,346)

Balance – March 31, 2009	48,671,821	$48,672	$8,251,240	$(18,464,962)	$(10,165,050)

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

(Unaudited)

For the Three Month Period Ended March 31, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(382,346)	$(577,970)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	446	446
Beneficial conversion feature associated with debenture	6,156	5,673
Vesting of stock options	––	2,876
Changes in operating assets and liabilities
Deposits and other assets	––	(168,025)
Accounts payable	183,727	138,813
Accrued liabilities	156,841	567,752
Accrued legal fees, including interest	35,086	13,780
Net cash provided (used) by operating activities	(90)	(16,655)

Net cash used by investing activities	––	––

Net cash provided by financing activities	––	––

Net increase (decrease) in cash	(90)	(16,655)

Cash - beginning of period	2,310	18,840

Cash - end of period	$2,220	$2,185

Supplementary disclosure of non-cash transactions
Payment of land deposit by officer of the Company	$100,000	$––

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. and its subsidiaries (collectively, the "Company") is presented to assist in understanding the Company's unaudited consolidated financial statements. The unaudited consolidated financial statements and notes thereto are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company's financial position as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 and 2008 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008.

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

The Company's immediate business objective is to implement the business plan of Myriad-Tunica. The implementation of the Myriad-Tunica business plan will consist of, among other things, securing financing for the project, coordinating design concepts and structures, retaining general contractors, marketing of the resort and hiring qualified individuals. Myriad-Tunica is currently engaged in the very early stages of development of a planned resort to be located in Tunica, Mississippi.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009, the Company had no cash equivalents.

Land Deposits

Land deposits consist of deposits made to secure certain land for the construction of the Company’s first destination resort, pursuant to a land purchase agreement. If the land purchase agreement is not consummated, these deposits will be expensed.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

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

Revenue Recognition

The Company did not earn any revenue for the periods ended March 31, 2009 or 2008.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Continued

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial asset (cash) measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at March 31, 2009
Cash	$ 2,220	$ 0	$ 0	$ 2,220
Total	$ 2,220	$ 0	$ 0	$ 2,220

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R did not have a material impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB No 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards that require the ownership interests in the subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Continued

In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of Statement 160 did not have a material impact on the financial position or results of operations of the Company.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was approved in November 2008. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•

FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.  Convertible Debentures

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. On October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8 percent convertible debenture in the amount of $1,050,000. The maturity date of the debenture was September 12, 2007 with interest at 8 percent; however, management continues its evaluation of the amount of the Company's obligation as permitted under the terms of the debenture. The debenture is unsecured. Assuming the full balance is paid, a total of $210,000 of interest was accrued pursuant to this agreement.

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

The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit. At March 31, 2009, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at March 31, 2009	$1,050,000
Less remaining discount associated with detachable
Warrant	(39,562)
Convertible debenture, net of discount	$1,010,438

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a stockholder, advanced funds to the Company which were used to pay operating expenses of the Company. On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657. The maturity date of the debenture is November 1, 2009. A total of $10,026 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

Note 3. Accrued Legal Fees, Including Interest

The Company had an aggregate of $1,105,817 due at March 31, 2009 for unpaid legal fees. Included in this amount is $326,673 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

Note 4. Short-Term Borrowings

At March 31, 2009, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99 percent. As of March 31, 2009, accrued interest related to this agreement totaled $6,588.

 MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.  Income Taxes

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

As of March 31, 2009, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return. The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

	March 31, 2009	March 31, 2008
Current	$––	$––
Deferred	––	––
	$––	$––

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	March 31, 2009	March 31, 2008
Income tax benefit computed at the statutory
Federal and state income tax rates	$(4,726,734)	$(3,706,958)

Valuation allowance for net operating loss income tax benefits not recognized	4,726,734	3,706,958
	$––	$––

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

At March 31, 2009, the Company has net operating loss carryforwards estimated to be approximately $13,411,000, which are set to expire from 2019 through 2024. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

No income taxes were paid for the quarter ended March 31, 2009 and 2008. The effective tax rate for these periods is different than the statutory federal tax rate of 34 percent due to the establishment of a valuation allowance relating to the deferred tax assets.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives, which provide for an annual salary. The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary and related taxes pursuant to these contracts totaled $3,049,219 as of March 31, 2009.

Mr. Nicholas Lopardo became chairman of the Company on August 9, 2006. Pursuant to Mr. Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing. At March 31, 2009, a total of $1,000,000 was accrued pursuant to this agreement. On June 23, 2008, the Board of Directors of the Company approved an amendment to the 2006 agreement. Pursuant to the amended agreement, Mr. Lopardo was granted four million shares of restricted common stock, subsequently amended to three million shares, and will receive an additional one million shares of restricted common stock on each of the first three amendment anniversaries.

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

During the fourth quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica. This agreement called for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors. As of January 1, 2007, the Company terminated this consulting agreement. At March 31, 2009, the Company had accrued $37,500 under this agreement.

The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of March 31, 2009, in the event that a third-party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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
$2,000,000

Through March 31, 2009, due to a lack of funding, no services had been received and no payments made.

As of March 31, 2009, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the "Contract"). The Contract was subsequently amended on August 1, 2007. The Contract, as amended, expired in February 2008. As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Continued

A new contract for the sale and purchase of land was entered into on July 15, 2008. The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract. The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract.  Deposits totaling $300,000 related to this contract have been paid through March 31, 2009.

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months. Lease expense pursuant to this agreement was $14,175 for the quarter ended March 31, 2009. The following is a schedule of future minimum lease payments at March 31, 2009:

Year Ending
December 31,	Amount
2009	56,700
2010	4,725
$61,425

Through March 31, 2009, the Company has not occupied this office space and has made no payments on the related lease. Lease payments totaling $249,484 have been accrued in the accompanying balance sheet. In February 2008, the lessor for the Company's Memphis office space filed suit for failure to pay rent. Management is currently evaluating the merits of the suit and believes the amounts owed under the agreement have been properly accrued.

The Chairman and Interim Chief Executive Officer of the Company has paid on behalf of the Company $168,525 to the potential lender as a commitment fee. The term sheet was subsequently canceled. Consequently, the commitment fee has been recorded as a component of interest expense.

Note 7. Stockholders' Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 48,671,821 were outstanding at March 31, 2009. At March 31, 2009, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan. In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees, which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

In conjunction with the July 6, 2004 transaction noted above, all previously issued stock options were cancelled and the Board of Directors approved increasing the shares reserved under the Stock Incentive Plan to 5,000,000 shares.

During the three-month period ended June 30, 2008, four million shares were issued to an officer and director of the Company. One million of these shares were cancelled subsequent to June 30, 2008. Compensation expense relating to this grant totaled $210,000, as determined based upon the fair value of the shares based upon the date of the grant.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to the Executive Vice-President of Finance in connection with an employment agreement. One-third of the rights vested immediately with the remainder vesting on an annual basis over the next two years. The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $34,512, which is being recognized as compensation expense over the term of the agreement. Compensation expense related to the grant totaled $2,876 for the quarter ended March 31, 2009. On June 23, 2008, the Company amended the 2006 agreement granting the right to purchase an additional 1,750,000 shares of common stock with an exercise price of $0.15. All of rights granted under the amended agreement vested immediately. The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $66,468. The fair value of the option grant was recognized as compensation expense during the quarter ended June 30, 2008. The key assumptions utilized to determine the fair value of these awards includes the following: Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years. At March 31, 2009, a total of 1,979,167 of stock options were exercisable. These awards have been excluded from the calculation of EPS since they are anti-dilutive.

Note 9. Warrants

A summary of warrant activity for 2009 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2008	6,562,500	$1.38	5,312,500	$0.81

Granted	––	––	––	––

Outstanding, March 31, 2009	6,562,500	$1.38	5,312,500	$0.81

At March 31, 2009, all warrants outstanding expire on October 12, 2011.

Note 10. Related Party Transactions

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

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a shareholder, advanced funds to the Company which were used to pay operating expenses of the Company. On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657. A total of $10,026 of interest has been accrued pursuant to this agreement.

Due from shareholder of $39,771 at March 31, 2009, represents amounts due from the former CEO of the Company. There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company, including the Chairman and Interim Chief Executive Officer, have made payments on the Company's behalf. Such amounts, totaling $602,945, are recorded as accounts payable and accrued expenses.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11. Capital Resources

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

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator
Net loss	$(382,346)	$(577,970)

Denominator
Weighted-average shares outstanding	48,684,321	45,521,821

Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Note 13. Subsequent Event

On June 2, 2009, the Company’s Contract for the Sale and Purchase of Real Estate, entered into with Picture Window, LLC, expired. However, the Company continues to discuss potential land acquisitions with Picture Window, LLC as well as other Tunica landholders.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Form 10-K, Form 10-Q and Notes thereto, and the other financial data appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•

Construction of the 18-hole championship Golf Course;

•

Construction of the Water Park/Snow Park;5

•

Construction of a 5,000 seat covered multi-purpose venue;

•

Construction of the Mississippi Eye (observatory);

•

Construction of our 25,000 square foot Health and Wellness Luxury Spa; and

•

Construction of our private label restaurant.

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

Tunica has nine casino properties, it is one of the top five gaming environments and has several of the nationally famous and successful Casino companies such as Harrah's, MGM, Boyd, and Penn National. These properties are upwards of 10 to 12 years old. Our expectations are that this will prompt these companies to invest additional funds into the Tunica properties making the overall Tunica destination even better.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141R”), which replaces Statement No. 141, “Business Combinations” (“Statement 141”). Statement 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Statement 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. Statement 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. Statement 141R requires the acquirer to account for acquisition related costs and restructuring costs separately from the business combination as period expense. Statement 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement 141R did not have a material impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment to ARB No 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards that require the ownership interests in the subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement 160 requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Statement 160 clarifies that changes in a parent’s ownership in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. Statement 160 includes expanded disclosure requirements regarding the interests of the parent and it noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of Statement 160 did not have a material impact on the financial position or results of operations of the Company.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was approved in November 2008. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•

FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

We are not aware of any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE NINE MONTH, THREE MONTH PERIODS ENDED MARCH 31, 2009 AND MARCH 31, 2008

The Company generated no revenues during the quarters ended March 31, 2009 and March 31, 2008. During the first three months of 2009, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company's operating expenses for the three months ended March 31, 2009 was $329,663 compared to $536,918 during the comparable period for 2008. This decrease in operating expenses was primarily attributable to decreased professional fees and stock issued for services to consultants. In addition, the Company had salary expense of $216,031 in 2009 and $313,814 in 2008. The Company also incurred interest expense of $52,683 in 2009, compared to interest expense of $41,052 in 2008. The Company had a net loss of $382,346 or $0.01 per share for the three months ended March 31, 2009, as compared to a net loss of $577,970 or $0.01 per share for the quarter period ended March 31, 2008.

The Company's revenues during 2009, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2009.

Liquidity and Capital Resources

March 31, 2009

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

The Company's working capital was $(10,524,060) as of March 31, 2009 compared to $(8,028,667) as of March 31, 2008. This deficit was attributable to an increase in accrued liabilities and accrued legal fees, including interest. At March 31, 2009, the Company had cash of $2,220.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of March 31, 2009, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99 percent.

Net cash use by operating activities was $90 for the three months ended March 31, 2009, as compared to net cash used of $16,655 for the comparable period during 2008.

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

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $1,105,817 due at March 31, 2009 for legal fees, including related interest. The amount owed accrues interest at 10 percent per year, or approximately $326,673 through March 31, 2009.

INCOME TAXES

At March 31, 2009, the Company has net operating loss carryforwards estimated to be approximately $13,411,000 for income tax purposes, which are set to expire from 2019 to 2024. Upon completion of the Company's income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Chief Executive Officer (who is also the principal accounting officer) concluded as of March 31, 2009 that there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, there were no unregistered sales of equity securities.

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

Date:  July 2, 2009

22