Form 10-Q
period 2009-06-30
Myriad Entertainment & Resorts, Inc.
filed 2009-08-13
CIK 1042501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of the issuer's common stock as of July 31, 2009 was 49,184,321.

MYRIAD ENTERTAINMENT & RESORTS, INC.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
FORWARD-LOOKING STATEMENTS

18

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4T.

CONTROLS AND PROCEDURES

22

PART II: OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

23

ITEM 1A.

RISK FACTORS

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

23

ITEM 5.

OTHER INFORMATION

24

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

24

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

PART 1: FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS
FOR FINANCIAL STATEMENTS

Consolidated Balance Sheet June 30, 2009 (Unaudited)

2

Consolidated Statement of Operations for the Six Month Period Ended June 30, 2009 (Unaudited)

3

Consolidated Statement of Operations for the Three Month Period Ended June 30, 2009 (Unaudited)

4

Consolidated Statement of Stockholders' Deficit (Unaudited)

5

Consolidated Statement of Cash Flow (Unaudited)

6

Notes to Consiolidated Financial Statements (Unaudited)

7

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

June 30, 2009

Assets
Current assets
Cash	$44,366
Total current assets	44,366

Non-current assets
Land deposits	300,000
Property and equipment, net	130
Due from shareholder	39,771
Deposits and other assets	18,663
Total non-current assets	358,564

Total assets	$402,930

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	3,916,032
Accrued liabilities	4,186,315
Due to shareholder	31,663
Short-term borrowings	17,105
Accrued legal fees, including interest	1,152,989
Convertible debentures	1,651,365
Total current liabilities	10,955,469

Stockholders' deficit
Common stock, par value $.001; authorized 300,000,000
shares; issued and outstanding 49,171,821 shares	49,172
Additional paid-in capital	8,290,740
Accumulated deficit	(18,892,451)
Total stockholders' deficit	(10,552,539)

Total liabilities and stockholders' deficit	$402,930

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement Of Operations

(Unaudited)

For the Six Month Period Ended June 30, 2009 and 2008

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	432,062	501,750
Professional fees and contract services	255,558	322,105
Other expenses	15,511	470,919
Total operating expenses	703,131	1,294,774

Net loss from operations	(703,131)	(1,294,774)

Other income (expenses)
Interest expense	(106,704)	(82,219)
Total other expenses	(106,704)	(82,219)

Net loss before income taxes	(809,835)	(1,376,993)

Income tax benefit	––	––

Net loss	$(809,835)	(1,376,993)

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted-average shares outstanding:
Basic	48,879,630	45,669,969
Diluted	48,879,630	45,669,969

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Operations

(Unaudited)

For the Three Month Period Ended June 30, 2009 and 2008

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Operating revenues
Fees billed	$––	$––

Operating expenses
Salaries	216,031	187,936
Professional fees and contract services	164,451	177,115
Other expenses	(7,014)	392,805
Total operating expenses	373,468	757,856

Net loss from operations	(373,468)	(757,856)

Other income (expenses)
Interest expense	(54,021)	(41,167)
Total other expenses	(54,021)	(41,167)

Net loss before income taxes	(427,489)	(799,023)

Income tax benefit	––	––

Net loss	$(427,489)	(799,023)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted-average shares outstanding:
Basic	48,936,232	45,810,481
Diluted	48,936,232	45,810,481

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders' Deficit

(Unaudited)

For the Three Month Period Ended June 30, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2008	48,671,821	$48,672	$8,251,240	$(18,082,616)	$(9,782,704)

Stock issued for services	500,000	500	39,500	––	40,000

Net loss	––	––	––	(809,835)	(809,835)

Balance – June 30, 2009	49,171,821	$49,172	$8,290,740	$(18,892,451)	$(10,552,539)

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

Consolidated Statement of Cash Flow

(Unaudited)

For the Three Month Period Ended June 30, 2009 and 2008

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(809,835)	$(1,376,993)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation and amortization	892	892
Beneficial conversion feature associated with debenture	12,426	11,461
Stock issued for services	40,000	280,000
Vesting of stock options	––	72,220
Changes in operating assets and liabilities
Deposits and other assets	––	(168,025)
Accounts payable	220,454	117,070
Accrued liabilities	395,861	891,965
Accrued legal fees, including interest	82,258	154,560
Net cash provided (used) by operating activities	(57,944)	(16,850)

Net cash used by investing activities	––	––

Cash flows from financing activities
Issuance of convertible debentures	100,000	––
Net cash provided by financing activities	100,000	––

Net increase (decrease) in cash	42,056	(16,850)

Cash - beginning of period	2,310	18,840

Cash - end of period	$44,366	$1,990

Supplementary disclosure of non-cash transactions
Payment of land deposit by officer of the Company	$100,000	$––

See accompanying notes to unaudited consolidated financial statements.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of Myriad Entertainment and Resorts, Inc. and its subsidiaries (collectively, the "Company") is presented to assist in understanding the Company's unaudited consolidated financial statements. The unaudited consolidated financial statements and notes thereto are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States, and industry practices, and have been consistently applied in the presentation of the unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain only normal reoccurring adjustments necessary to present fairly the Company's financial position as of June 30, 2009 and the results of its operations for the six months and three months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the six months and three months ended June 30, 2009 and 2008 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009, the Company had no cash equivalents.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

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

Revenue Recognition

The Company did not earn any revenue for the periods ended June 30, 2009 or 2008.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial asset (cash) measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at June 30, 2009
Cash	$44,366	$0	$0	$44,366
Total	$44,366	$0	$0	$44,366

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

June 30, 2009

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was approved in November 2008. In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification”. SFAS 168 replaced SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statement in conformity with generally accepted accounting principles. Statement 168 is effective for fiscal years, and interim periods within those fiscal years, ending on September 15, 2009. The Company does not expect the implementation of SFAS 168 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•          FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the financial position or results of operations of the Company.

•         FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption of FAS 157-4 did not have a material impact on the financial position or results of operations of the Company.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Continued

•         FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis. The adoption of FAS 107-1 and APB 28-1 did not have a material impact on the financial position or results of operations of the Company.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. Statement 165 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The adoption of Statement 165 did not have a material impact on the financial position or results of operations of the Company.

Note 2. Convertible Debentures

During the year ended December 31, 2006, the former project manager of the Myriad-Tunica project, who is also a shareholder, advanced funds to the Company which were used to fund planning and development costs on behalf of Myriad-Tunica, to pay other operating expenses of the Company and for expenses incurred by this individual. On October 12, 2006, the Company converted a portion of the amounts owed to this individual into an 8 percent convertible debenture in the amount of $1,050,000. The maturity date of the debenture was September 12, 2007 with interest at 8 percent; however, management continues its evaluation of the amount of the Company's obligation as permitted under the terms of the debenture. The debenture is unsecured. Assuming the full balance is paid, a total of $231,000 of interest was accrued pursuant to this agreement.

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

The Company calculated the value of this warrant to be $96,023 and has accounted for this as a discount to the convertible debenture with the related warrant recognized as additional paid-in capital in the statement of stockholders deficit. At June 30, 2009, the balance outstanding pursuant to the warrant agreement is as follows:

Face value of convertible debenture at June 30, 2009	$1,050,000
Less remaining discount associated with detachable
Warrant	(33,292)
Convertible debenture, net of discount	$1,016,708

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Continued

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a stockholder, advanced funds to the Company which were used to pay operating expenses of the Company. On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657. The maturity date of the debenture is November 1, 2009. A total of $13,368 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

During May 2009, the Company issued a 10 percent convertible debenture in the amount of $50,000. The maturity date of the debenture is May 29, 2010. The debenture is unsecured. A total of $452 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

During June 2009, the Company issued a 10 percent convertible debenture in the amount of $50,000. The maturity date of the debenture is June 1, 2010. The debenture is unsecured. A total of $411 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

Note 3. Accrued Legal Fees, Including Interest

The Company had an aggregate of $1,152,989 due at June 30, 2009 for unpaid legal fees. Included in this amount is $348,619 of interest. The interest is calculated based on the terms of a fee arrangement agreed to by both parties.

During the year ended December 31, 2008, a default judgment was entered against the Company for the legal fees owed to its former legal counsel totaling of $836,786, including general damages, pre-judgment interest, and attorney fees. The outstanding legal fees, including related interest, have been accrued in the accompanying financial statements.

Note 4. Short-Term Borrowings

At June 30, 2009, the Company had $17,105 outstanding under a short-term credit agreement with a financial corporation. The maximum borrowings under this agreement are $40,000, which are payable on demand. The credit agreement is unsecured and bears interest at 13.99 percent. As of June 30, 2009, accrued interest related to this agreement totaled $7,187.

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

As of June 30, 2009, the Company has not accrued any interest or penalties related to income tax matters in income tax expense. Such items would be reported as an adjustment to income tax expense.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Continued

The Company and its subsidiaries filed a consolidated U. S. Federal income tax return. The Company and its subsidiaries' state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

	June 30, 2009	June 30, 2008
Current	$––	$––
Deferred	––	––
	$––	$––

The income tax provision (benefit) differs from that which would result from applying statutory rates to the net loss before taxes as follows:

	June 30, 2009	June 30, 2008
Income tax benefit computed at the statutory
Federal and state income tax rates	$(5,002,078)	$(3,978,626)

Valuation allowance for net operating loss income tax benefits not recognized	5,002,078	3,978,626
	$––	$––

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

At June 30, 2009, the Company has net operating loss carryforwards estimated to be approximately $13,839,000, which are set to expire from 2019 through 2024. A valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

No income taxes were paid for the quarter ended June 30, 2009 and 2008. The effective tax rate for these periods is different than the statutory federal tax rate of 34 percent due to the establishment of a valuation allowance relating to the deferred tax assets.

Note 6. Commitments and Contingencies

During 2006, the Company had entered into employment agreements with certain key executives, which provide for an annual salary. The payment of these salaries is contingent upon and deferred until such time that the Company receives $5 million in financing. Accrued but unpaid salary and related taxes pursuant to these contracts totaled $3,265,250 as of June 30, 2009.

Mr. Nicholas Lopardo became chairman of the Company on August 9, 2006. Pursuant to Mr. Lopardo's agreement, he is to receive a base salary of $400,000 upon the Company receiving $5 million in financing. At June 30, 2009, a total of $1,000,000 was accrued pursuant to this agreement. On June 23, 2008, the Board of Directors of the Company approved an amendment to the 2006 agreement. Pursuant to the amended agreement, Mr. Lopardo was granted four million shares of restricted common stock, subsequently amended to three million shares, and will receive an additional one million shares of restricted common stock on each of the first three amendment anniversaries.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Continued

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

During the fourth quarter of 2006, an agreement was reached with the former project manager of the Company whereby he would provide consulting services related to the planned development in Myriad-Tunica. This agreement called for annual compensation of $150,000 with payment subject to future funding and approval by the Board of Directors. As of January 1, 2007, the Company terminated this consulting agreement. At June 30, 2009, the Company had accrued $37,500 under this agreement.The Company is contingently liable to satisfy an obligation to a shareholder and former employee in the amount of approximately $125,000 as of June 30, 2009, in the event that a third-party does not satisfy this obligation in accordance with an agreement reached between the two parties.

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
$2,000,000

Through June 30, 2009, due to a lack of funding, no services had been received and no payments made.

As of June 30, 2009, Myriad-Tunica has previously made a number of significant commitments in conjunction with its efforts to develop a casino and recreational resort destination in Tunica, Mississippi, as follows:

On April 25, 2007, the Company and Myriad-Tunica entered into a contract for the sale and purchase of land (the "Contract"). The Contract was subsequently amended on August 1, 2007. The Contract, as amended, expired in February 2008. As a result, land deposits totaling $180,879 were recorded as an impairment charge for the year ended December 31, 2007.

A new contract for the sale and purchase of land was entered into on July 15, 2008. The purchase price of the land pursuant to the contract is $36 million plus certain amounts based on percentage payments or minimum annual payment as set forth in the Contract. The purchase price for the land shall be paid $100,000 per month for five months with $35,500,000 payable upon closing. Further, the Company has agreed to pay the sellers an amount equal to two percent of the Gross Gaming Revenue as provided in the Contract. Deposits totaling $300,000 related to this contract have been paid through June 30, 2009.

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Continued

On November 1, 2006, the Company began to lease office space in Memphis, Tennessee under an operating lease with a term of 39 months. Lease expense pursuant to this agreement was $14,175 for the quarter ended June 30, 2009. The following is a schedule of future minimum lease payments at June 30, 2009:

Year Ending
June 30,	Amount
2009	28,350
2010	4,725
$33,075

Through June 30, 2009, the Company has not occupied this office space and has made no payments on the related lease. In February 2008, the lessor for the Company's Memphis office space filed suit for failure to pay rent. On or about April 2008, MM Industrial Memphis, LLC was granted a Judgment by Default against the Company in the amount of $223,960.68, plus costs. Lease payments totaling $223,000 have been accrued in the accompanying balance sheet.

The Chairman and Interim Chief Executive Officer of the Company has paid on behalf of the Company $168,525 to the potential lender as a commitment fee. The term sheet was subsequently canceled. Consequently, the commitment fee has been recorded as a component of interest expense. Myriad continues to pursue other funding sources.

Note 7. Stockholders' Equity

There are 300,000,000 shares of $.001 par value common stock authorized of which 49,171,821 were outstanding at June 30, 2009. At June 30, 2009, the Company had 5,000,000 common shares reserved for issuance in connection with the 2000 Stock Incentive Plan. In December 2000, the Company implemented a stock incentive plan for non-employee directors and consultants, officers and key employees, which provides for the issuance of qualified and nonqualified options, as determined by the administrator at the time of grant. The Board of Directors determines the option price at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option.

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

During the six months ended June 30, 2009, the Company made stock grants to service providers totaling 500,000 shares at a market price of $.08 per share. This resulted in the recognition of $40,000 of non-cash expenses for the six months ended June 30, 2009.

Note 8. Stock Options

In November 2006, the Company granted the right to purchase 250,000 shares of common stock with an exercise price of $0.21 to the Executive Vice-President of Finance in connection with an employment agreement. One-third of the rights vested immediately with the remainder vesting on an annual basis over the next two years. The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $34,512, which is being recognized as compensation expense over the term of the agreement. On June 23, 2008, the Company amended the 2006 agreement granting the right to purchase an additional 1,750,000 shares of common stock with an exercise price of $0.15. All of rights granted under the amended agreement vested immediately. The Company calculated the value of the stock award using the Black-Scholes model, which resulted in an estimated fair value of $66,468. The fair value of the option grant was recognized as compensation expense

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Continued

during the quarter ended June 30, 2008. The key assumptions utilized to determine the fair value of these awards includes the following: Expected volatility 100 percent, risk free interest rate 5 percent, expected dividends zero percent, expected remaining contractual life of the awards of 3.5 years. At June 30, 2009, a total of 2,000,000 of stock options were exercisable. These awards have been excluded from the calculation of EPS since they are anti-dilutive.

Note 9. Warrants

A summary of warrant activity for 2009 is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Outstanding, December 31, 2008	6,562,500	$1.38	5,312,500	$0.81

Granted	––	––	––	––

Outstanding, June 30, 2009	6,562,500	$1.38	5,312,500	$0.81

At June 30, 2009, all warrants outstanding expire on October 12, 2011.

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

During 2007 and 2008, the Chairman of the Board and Interim Chief Executive Officer of Myriad Entertainment and Resorts, Inc., who is also a shareholder, advanced funds to the Company which were used to pay operating expenses of the Company. On August 7, 2008, the Company converted a portion of the amounts owed to this individual into a 2.5 percent convertible debenture in the amount of $534,657. A total of $13,368 of interest has been accrued pursuant to this agreement.

Due from shareholder of $39,771 at June 30, 2009, represents amounts due from the former CEO of the Company. There is no formal agreement related to the amounts owed.

Certain officers and executives of the Company, including the Chairman and Interim Chief Executive Officer, have made payments on the Company's behalf. Such amounts, totaling $600,045, are recorded as accounts payable and accrued expenses.

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

MYRIAD ENTERTAINMENT AND RESORTS, INC.

AND SUBSIDIARIES

June 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11. Continued

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

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009
Numerator
Net loss	$(809,835)	$(1,376,993)

Denominator
Weighted-average shares outstanding	48,879,630	45,669,969

Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Numerator
Net loss	$(427,489)	$(799,023)

Denominator
Weighted-average shares outstanding	48,936,232	45,810,481

Basic loss per share	$(0.01)	$(0.02)
Diluted loss per share	$(0.01)	$(0.02)

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

•        Construction of the first 500 rooms casino hotel of our planned 3,000 rooms;

•        Construction of the Water Park;

•        Construction of our 15,000 square foot Health and Wellness Luxury Spa; and

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was approved in November 2008. In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification”. SFAS 168 replaced SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statement in conformity with generally accepted accounting principles. Statement 168 is effective for fiscal years, and interim periods within those fiscal years, ending on September 15, 2009. The Company does not expect the implementation of SFAS 168 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•       FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the financial position or results of operations of the Company.

•       FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. SFAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption of FAS 157-4 did not have a material impact on the financial position or results of operations of the Company.

•      FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis. The adoption of FAS 107-1 and APB 28-1 did not have a material impact on the financial position or results of operations of the Company.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. Statement 165 is effective for fiscal years, and interim periods within those fiscal years, ending after June 15, 2009. The adoption of Statement 165 did not have a material impact on the financial position or results of operations of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We are not aware of any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS FOR THE SIX MONTH, THREE MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

The Company generated no revenues during the quarters ended June 30, 2009 and June 30, 2008. During the first six months of 2009, we focused our attention on implementing our future plan of operations as described in this quarterly report.

The Company's operating expenses for the three months ended June 30, 2009 was $373,468 compared to $757,856 during the comparable period for 2008. This decrease in operating expenses was primarily attributable to decreased other expenses. Conversely, the Company had salary expense of $216,031 in 2009 and $187,936 in 2008. The Company also incurred interest expense of $54,021 in 2009, compared to interest expense of $41,167 in 2008. The Company had a net loss of $427,489 or $0.01 per share for the three months ended June 30, 2009, as compared to a net loss of $799,023 or $0.02 per share for the quarter period ended June 30, 2008.

The Company’s operating expenses for the six months ended June 30, 2009 was $703,131 compared to $1,294,774 during the comparable period for 2008. This decrease in operating expenses was primarily attributable to decreased other expenses. In addition, the Company had salary expense of $432,062 in 2009 and $501,750 in 2008. The Company also incurred interest expense of $106,704 in 2009, compared to interest expense of $82,219 in 2008. The Company had a net loss of $809,835 or $0.02 per share, for the six months ended June 30, 2009, as compared to a net loss of $1,376,993, or $0.03 per share for the period ended June 30, 2008.

The Company's revenues during 2009, if any, and beyond are dependent upon its ability to implement its business plan and to secure the requisite financings in connection therewith. Except as otherwise set forth in this discussion, we are not aware of any trend that will adversely affect our Company's prospects in 2009.

Liquidity and Capital Resources

June 30, 2009

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

The Company's working capital was ($10,911,103) as of June 30, 2009 compared to $(8,477,900) as of June 30, 2008. This deficit was attributable to an increase in accrued liabilities and accrued legal fees, including interest. At June 30, 2009, the Company had cash of $44,366.

The Company has historically derived its cash from the sale of shares. In December 2002, we obtained a $40,000 unsecured line of credit originally from Textron Financial Corporation, payable on demand, to be used as needed for operating purposes. As of June 30, 2009, the Company had $17,105 outstanding on this credit facility, bearing interest at a rate of 13.99 percent.

Net cash used by operating activities was $57,944 for the six months ended June 30, 2009, as compared to net cash used of $16,850 for the comparable period during 2008.

We will require significant additional capital to implement the Tunica-Myriad business plan and to finance the implementation of our plan of operations as described in this report. We expect to fund our contemplated operations through a series of equity and debt financings raised from private placements and/or public offerings. We assume that such financing activities, if successful, will be sufficient to satisfy our operating expenses and capital requirements until such time as revenues are sufficient to meet operating requirements. Our working capital and the estimated range of funding needed for the implementation of the Myriad-Tunica business plan and to service our debt obligations for the next twelve months is $250,000,000.

LEGAL FEES, INCLUDING ACCRUED INTEREST

We had approximately $1,152,989 due at June 30, 2009 for legal fees, including related interest. The amount owed accrues interest at 10 percent per year, or approximately $348,619 through June 30, 2009.

INCOME TAXES

At June 30, 2009, the Company has net operating loss carryforwards estimated to be approximately $13,839,000 for income tax purposes, which are set to expire from 2019 to 2024. Upon completion of the Company's income tax returns for the year ended December 31, 2006 there may be adjustments to this estimate of the carryforwards. Under limitations imposed by the Internal Revenue Code Section 382, certain potential changes in ownership of the Company may restrict future utilization of net operating loss carryforwards. Management is evaluating whether the change in ownership, which would trigger the Section 382 limitations, has occurred. However, a valuation allowance has been established for the entire net deferred tax asset balance until such time as it is more-likely-than-not that the deferred tax assets will be realized.

ITEM 3.

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, Chief Executive Officer (who is also the principal accounting officer) concluded as of June 30, 2009 that there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2009, the Company issued a 10 percent convertible debenture in the amount of $50,000. The maturity date of the debenture is May 29, 2010. The debenture is unsecured. A total of $452 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

During June 2009, the Company issued a 10 percent convertible debenture in the amount of $50,000. The maturity date of the debenture is June 1, 2010. The debenture is unsecured. A total of $411 of interest has been accrued pursuant to this agreement. The debenture is convertible into common stock of the Company at the option of the holder anytime prior to the maturity date subject to certain conditions.

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
Nicholas Lopardo Chairman of the Board, Interim Chief Executive Officer and Principal Accounting Officer

Date:  August 13, 2009

25